Form 10-Q
period 1997-07-31
ALLIANCE RESOURCES PLC
filed 1997-12-19
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   XX     SECURITIES   EXCHANGE OF 1934
  ----
          For the quarterly period ended July 31, 1997

                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  ----

          For the transition period from ________________ to  __________________


Commission file number : 333-19013
  Alliance Resources PLC
  ----------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)
      England and Wales                                  73-1405081
-------------------------------                     --------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma  74135
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


918-491-1100
    (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
(Former name or former address, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No   X
    -----      -----

     As of December 18, 1997, there were 31,152,603 shares of the Registrant's single class of common stock issued and outstanding.

                             ALLIANCE RESOURCES PLC
                   Index to Form 10-Q for the Quarterly Period
                              Ended July 31, 1997

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements.                                       Page
                    Consolidated Condensed Balance Sheets as of
                    July 31, 1997 and April 30, 1997                        3

                    Consolidated Condensed Statements of Operations
                    for the three months ended July 31, 1997 and 1996       5

                    Consolidated Condensed Statement of Stockholders'
                    Equity for the three months ended July 31, 1997         6

                    Consolidated Condensed Statements of Cash Flows
                    for the three months ended July 31, 1997 and 1996       7

                    Notes to Consolidated Condensed Financial Statements    9

      Item 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                   13

PART II - OTHER INFORMATION                                                19

       Item 1.      Legal Proceedings

                    The information called for by Item 2. Changes in Securities, Item 3. Default Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information has been omitted as either inapplicable or because the answer thereto is negative.

       Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                 20

ITEM 1.  FINANCIAL STATEMENTS

                             ALLIANCE RESOURCES PLC
                      Consolidated Condensed Balance Sheets

                                                                              July 31, 1997         April 30, 1997
                                                                               (unaudited)            (unaudited)
                                                                           --------------------    -------------------

ASSETS

Current assets:
                     Cash                                                  $          1,706,299    $            72,948
                     Accounts receivable - trade                                      2,081,075              2,124,855
                     Other current assets                                               148,180                 54,176
                                                                           --------------------    -------------------

                     Total current assets                                             3,935,554              2,251,979
                                                                           --------------------    -------------------

Property, plant, and equipment, at cost:
                     Oil and gas properties (using full cost method)                 48,019,366             36,107,310
                     Other depreciable assets                                         1,189,477                855,512
                                                                           --------------------    -------------------
                                                                                     49,208,843             36,962,822

                     Less accumulated depreciation and depletion                    (16,483,552)           (10,254,970)
                                                                           --------------------    -------------------

                     Net property, plant and equipment                               32,725,291             26,707,852
                                                                           --------------------    -------------------

Other assets:
                     Deposits and other assets                                          268,653                282,920
                     Intangible assets, less accumulated amortization                 1,494,458              1,554,561
                                                                           --------------------    -------------------

                     Total other assets                                               1,763,111              1,837,481
                                                                           --------------------    -------------------

TOTAL ASSETS                                                               $         38,423,956    $        30,797,312
                                                                           ====================    ===================


See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
                Consolidated Condensed Balance Sheets, Continued


                                                                                  July 31, 1997          April 30, 1997
                                                                                   (unaudited)             (unaudited)
                                                                             --------------------     -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                                      $         10,432,675     $        10,943,149
       Accrued expenses payable                                                           438,624                 437,736
                                                                             --------------------     -------------------
       Total current liabilities                                                       10,871,299              11,380,885

Long-term Liabilities:
       Long-term debt                                                                  20,181,082              18,095,497
       Other liabilities                                                                2,182,700               1,938,783
                                                                             --------------------     -------------------

       Total liabilities                                                               33,235,081              31,415,165
                                                                             --------------------     -------------------

Stockholders' equity (deficit):
        Preferred stock - par value $0.01;
             5,000,000 shares authorized;
                 Series A convertible  preferred  stock ($10.00
                            liquidation preference),  0 and 457,401
                            issued and outstanding at July 31, 1997
                            and April 30, 1997 respectively                                     -                   4,571
                 Series B convertible preferred stock ($10.00
                            liquidation preference), 0 and 509,259
                            issued and outstanding at April 30, 1997                            -                   5,246
        Common stock - par value $.01; 50,000,000 shares authorized;
                 20,913,995 issued and outstanding at April 30, 1997                            -                 209,140
        Ordinary shares - par value(pound).40; 46,000,000 shares authorized;
                 31,052,603 issued and outstanding at July 31, 1997                    20,013,082                       -
        Additional paid-in capital                                                      5,618,483              19,416,828
        Accumulated deficit                                                           (20,442,690)            (19,764,273)
        Treasury stock 1,008,500 common shares at cost at
                 April 30, 1997                                                                 -                (489,365)
                                                                             --------------------     -------------------

        Total stockholders' equity (deficit)                                            5,188,875                (617,853)
                                                                             --------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $         38,423,956     $        30,797,312
                                                                             ====================     ===================



See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
                 Consolidated Condensed Statement of Operations


                                                                              Three                    Three
                                                                           Months Ended             Months Ended
                                                                          July 31, 1997             July 31, 1996
                                                                           (Unaudited)          (Restated, Unaudited)
                                                                       --------------------     --------------------
Revenue:
       Oil and gas revenue                                             $          2,727,336     $          2,813,170
       Crude oil and gas marketing                                                        -                  119,158
       Lease operations and management fees                                         235,794                  354,697
                                                                       --------------------     --------------------

                           Total operating income                                 2,963,130                3,287,025
                                                                       --------------------     --------------------

Operating expenses:
       Lease operating expense                                                    1,409,438                1,445,867
       Cost of crude oil and gas marketing                                                -                    7,555
       Depreciation, depletion, and amortization                                    793,336                  805,128
       Dry hole costs and abandonments                                                    -                3,446,795
       General and administrative expense                                         1,265,849                  682,582
                                                                       --------------------     --------------------

                           Total operating expenses                               3,468,623                6,387,927
                                                                       --------------------     --------------------

Net operating loss                                                                 (505,493)              (3,100,902)
Other income (expense):
      Equity in losses and write offs of investments in affiliate                         -               (4,096,381)
      Gain on sale of assets                                                         18,331                        -
      Interest expense                                                             (541,226)                (933,184)
      Interest income                                                                20,609                  308,885
      Miscellaneous income (expense)                                                325,153               (1,810,382)
                                                                       --------------------     --------------------

Net loss from continuing operations before income taxes                            (682,626)              (9,631,964)

Income tax expense                                                                        -                        -
                                                                       --------------------     --------------------

Net loss                                                                           (682,626)              (9,631,964)

Preferred stock dividends                                                                 -                 (151,005)
                                                                       --------------------     --------------------

Net loss for common shareholders                                       $           (682,626)    $         (9,782,969)
                                                                       ====================     ====================

Loss per share for common shareholders                                 $              (0.02)    $              (0.54)
                                                                       ====================     ====================

Weighted average number of shares outstanding                                    31,052,603               18,022,195
                                                                       ====================     ====================

See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
           Consolidated Condensed Statements of Stockholders' Equity
                        Three Months Ended July 31, 1997

                                                                 Common Stock
                                                     ----------------------------------        Additional
                                   Preferred           Number of             Par                 Paid-In
                                     Stock              Shares              Value               Capital
                                  =============     ================    ===============     ================
Balance April 30, 1997            $       9,817           20,913,995    $       209,140     $     19,416,828

Alliance-LaTex merger
dissolution of shares                    (9,817)         (20,913,995)          (209,140)         (19,416,828)

Issue new ordinary shares to
LaTex shareholders                            -           21,448,787         13,933,132            5,213,288

Issue new ordinary shares to
Alliance shareholders                         -            8,103,816          5,105,550           (1,194,705)

Issued shares for acquisition
of overriding royalty interest                -            1,343,750            872,900            1,498,400

Issued shares for settlement
of various advisory and
banking fees                                  -              156,250            101,500              101,500

Foreign exchange  adjustment                  -                    -                  -                    -

Net loss current period                       -                    -                  -                    -
                                  -------------     ----------------    ---------------     ----------------

Balance July 31, 1997              $          -           31,052,603    $   (20,013,082)    $      5,618,483
                                  =============     ================    ===============     ================


    Retained Earnings                               Total
      (Accumulated            Treasury          Stockholders'
       Deficit)                Stock               Equity
  ====================     ==============     ================
  $        (19,764,273)    $     (489,365)    $       (617,853)


                     -            489,365          (19,146,420)


                     -                  -           19,146,420


                     -                  -            3,910,845


                     -                  -            2,371,300



                     -                  -              203,000

                 4,209                  -                4,209

              (682,626)                 -             (682,626)
  --------------------     --------------     ----------------

  $        (20,442,690)    $            -     $      5,188,875
  ====================     ==============     ================

See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
                      Consolidated Statement of Cash Flows


                                                                                             Three                     Three
                                                                                         Months Ended               Months Ended
                                                                                         July 31, 1997             July 31, 1996
                                                                                          (Unaudited)          (Restated, Unaudited
                                                                                      ------------------      ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                                  $         (682,626)     $       (9,631,964)
             Adjustments to reconcile net loss to net cash (used in)
             provided by operating activities:
                  Depreciation, amortization, and depletion                                       793,336                 805,128
                  Gain on sale of assets                                                          (18,331)                      -
                  Equity in losses and write offs of investments in affiliates                          -               4,096,381
                  Dry hole costs and abandonments                                                       -               3,446,795
                  Interest income                                                                       -                (150,467)
                  Miscellaneous expense                                                                 -               1,810,382

             Changes in assets and liabilities, net of effects from acquisition:
                  Accounts receivable                                                             544,454                 419,733
                  Accounts receivable - related party                                                   -                 198,288
                  Accounts payable                                                             (2,899,487)               (856,370)
                  Accrued expenses payable                                                            888                 561,715
                  Other assets                                                                   (100,366)                (84,616)
                  Other liabilities                                                            (1,578,180)                615,000
                  Inventories                                                                           -                  64,091
                                                                                       ------------------     -------------------

Net cash (used in) provided by operating activities                                            (3,940,312)              1,294,096
                                                                                       ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Purchases of property and equipment                                            (638,835)               (220,918)
                  Proceeds from sale of property and equipment                                  2,803,501               1,061,186
                  Acquisition of Alliance Resources PLC cash                                    1,460,555                       -
                  Decrease in accounts and notes receivable                                             -                 212,500
                  Advances to unconsolidated affiliates and notes receivable                            -                (326,394)
                                                                                       ------------------     -------------------

Net cash provided by investing activities                                                      3,625,221                  726,374
                                                                                       ------------------     -------------------

See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
                      Consolidated Statement of Cash Flows

                                                                             Three                         Three
                                                                         Months Ended                   Months Ended
                                                                         July 31, 1997                 July 31, 1996
                                                                          (Unaudited)              (Restated, Unaudited)
                                                                       ------------------          ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Deferred loan and reorganization costs                    $          (21,218)         $            (137,186)
             Payments on notes payable                                                  -                     (2,041,961)
             Proceeds from notes payable                                        1,969,660                        178,014
                                                                       ------------------          ---------------------
Net cash provided by (used for) financing activities                            1,948,442                     (2,001,133)
                                                                       ------------------          ---------------------

Net increase in cash and cash equivalents                                       1,633,351                         19,337
Cash and cash equivalents at beginning of period                       $           72,948          $                   -
                                                                       ------------------          ---------------------

Cash and cash equivalents at end of period                             $        1,706,299          $              19,337
                                                                       ==================          =====================

Supplemental disclosures of cash flow  information:
  Cash paid during the period for:
                  Interest                                             $          221,239          $             909,765
                  Income taxes                                                          -                          4,250

Supplemental schedules of noncash investing and financing activities:
Common stock issued for services                                       $                -          $              78,125
Preferred stock issued for legal settlement                                             -                        500,000
Common stock issued to pay off debt of unconsolidated affiliate                         -                         60,520
Convertible loan notes issued for acquisition of overriding
 royalty interest                                                               1,400,700                              -
Ordinary shares issued to Alliance shareholders                                 3,910,845                              -
Ordinary shares issued for acquisition of overriding
 royalty interest                                                               2,371,300                              -
Ordinary shares issued for settlement of various advisory and
 banking fees                                                                     203,000                              -
Foreign exchange adjustment                                                         4,209                              -
Convertible loan notes due in settlement of financing fees, not                                                        -
 issued as of 31 July                                                             150,000
Oridnary shares due in settlement of advisory fees, not                                                                -
 issued as of 31 July                                                             150,000


See accompanying notes to consolidatd condensed financial statements.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


PART I--FINANCIAL INFORMATION
        ---------------------

ITEM 1. (CONTINUED)  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------------------------------

Organization, Business Combinations, and Summary of Significant Accounting
--------------------------------------------------------------------------
Policies
--------

(1)  Organization:  Alliance Resources PLC (the "Company" or "Alliance") is
     ------------
organized as a public limited company under the laws of England and Wales. Alliance is a London-based holding company of a group whose principal activities are the exploration, development, and production of oil and gas and the acquisition of producing oil and gas properties. Alliance was incorporated and registered under the laws of England and Wales on August 20, 1990. Alliance's corporate headquarters are at Kingsbury House, 15-17 King Street, London SW1Y 6QU, England, but its operations office is located at 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

(2)  Merger with Alliance Resources PLC:  Effective May 1, 1997, Alliance
     ----------------------------------
completed its merger (the "Merger") with LaTex Resources, Inc. ("LaTex") whereby a newly formed wholly owned subsidiary of Alliance merged with and into LaTex with LaTex being the surviving corporation for accounting purposes. In consideration, the shareholders of LaTex received an aggregate of 21,448,787 shares of Alliance, par value (pounds) (Pounds)0.40 per share (the "New Alliance Shares") and warrants to purchase an additional 1,927,908 New Alliance Shares.

     As a result, after giving effect to a 40-to-1 reverse stock split of the Alliance ordinary shares, each shareholder of LaTex at the close of business on April 30, 1997 received 0.85981 of a New Alliance Share for each share of LaTex common stock, 2.58201 New Alliance Shares for each share of LaTex Series A stock then held, 6.17632 New Alliance Shares for each share of LaTex Series B stock then held, and a warrant to purchase 0.85981 of a New Alliance Share for each share of the LaTex common stock subject to warrants.

     In connection with the Merger, a subsidiary of Alliance entered into a Credit Agreement (the "Alliance Credit Agreement") with the Bank of America NT & SA (the "Bank") effective March 19, 1997, which amended and restated LaTex's Amended and Restated Credit Agreement (the "LaTex Credit Agreement") in order to restructure LaTex's existing indebtedness to the Bank. As a restructuring fee, in connection with entering into the Alliance Credit Agreement, Alliance issued to the Bank 156,250 New Alliance Shares and has agreed to pay the Bank $150,000, payable in cash or, at Alliance's option, convertible loan notes.

     Alliance has also issued 1,343,750 New Alliance Shares, convertible loan notes and warrants to the Bank in exchange for an overriding royalty interest owned by the Bank. The convertible loan notes issued to the Bank may, under certain circumstances, be converted into a maximum of 1,078,125 New Alliance

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


Shares. The warrants issued to the Bank may, under certain circumstances, be converted into a maximum of 1,210,938 New Alliance Shares.

     After giving effect to the 40-to-1 reverse stock split, Alliance's pre-Merger shareholders were issued 8,103,816 New Alliance Shares as replacement for their pre-reverse split ordinary shares.

     In summary, as a result of the Merger and related transactions, Alliance had outstanding at July 31, 1997 approximately 31,052,603 New Alliance Shares, warrants to purchase up to 3,138,946 New Alliance Shares, and convertible loan notes convertible into 1,078,125 New Alliance Shares.

     Under the terms of the Merger Agreement, LaTex disposed of its interest in its unconsolidated affiliates, Wexford Technology, Inc. ("Wexford") and Imperial Petroleum, Inc. ("Imperial"), and its interest in its wholly owned subsidiaries LaTex Resources International, Inc. and Phoenix Metals, Inc.

     Because of the reverse takeover nature of the Merger transaction, LaTex is deemed to be the acquiror for financial reporting purposes and Alliance the acquiree. Hence, for financial reporting purposes, all financial data (and, consequently, all oil and gas reserve information and all information associated with financial or reserve information) prior to the Merger have been restated to reflect LaTex as the predecessor company to Alliance.

     Under US GAAP, the transaction was accounted for by application of the purchase method in accordance with APB 16 "Business Combinations" and after due consideration of EITF 95-19 "Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination." The fair value of the assets and liabilities of Alliance under US GAAP at the effective date of the Merger was as follows:

        Oil & gas properties                   $ 4,269,435
        Other fixed assets                         253,386
        Other assets                               202,253
        Current assets                           1,940,600
        Current liabilities                     (2,504,938)
        Other liabilities                          121,397

The purchase price was derived from LaTex's average market capitalization as reported on NASDAQ during the three trading days either side of the Merger announcement on August 13, 1996, based on the conclusion that LaTex was the acquiror for financial reporting purposes.

     The consolidated statements of operations include the results of operations of Alliance since the effective date of the Merger. The following is a

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


statement of pro forma revenues, loss before income taxes, net loss, and net loss per share for the quarter ended July 31, 1996 based on the assumption that Alliance was acquired at the beginning of this period:

                                        Quarter ended
                                        July 31, 1996
                                      ------------------
        Revenues                         $  4,533,090
        Loss before income tax           $(10,055,426)
        Net loss                         $(10,055,426)
        Net loss per share               $      (0.56)

     The relevant portion of the above pro forma figures covering Alliance was derived from the published interim results of Alliance for the six months to October 31, 1996. As Alliance did not publish results for the quarter ended July 31, 1996, the relevant Alliance portion of the above pro-forma figures has been based on the six month interim results (adjusted to US GAAP) and allocated to the quarter pro rata to the relevant sales volumes.

     Because for corporate law purposes (but not financial accounting purposes) Alliance is the surviving corporation, all references to the "Company" both prior and subsequent to May 1, 1997 refer to Alliance Resources Plc and its subsidiaries unless otherwise indicated. Unless the context requires otherwise, all references to "LaTex" include LaTex Resources, Inc., and its consolidated subsidiaries.

     For financial, reserve, and associated information concerning Alliance prior to the Merger, reference should be made to the Company's Registration Statement on Form F-4 (which was filed in its final form with the Securities Exchange Commission on April 9, 1997 and which contains information regarding Alliance through January 31, 1997).

(3)  Interim Reporting.  The interim consolidated condensed financial statements
     -----------------
reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended July 31, 1997, are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the year ended April 30, 1997 Alliance annual report and financial statements mailed to the shareholders in November 1997.

(4)  Accounting Policy--Property  and Equipment:  The Company uses the full cost
     -------------------------------------------
method of accounting for oil and gas properties. Separate cost centers are maintained for each country in which the Company has its operations. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay rentals and dry holes) are capitalized. Capitalized costs

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


applicable to each cost center are depleted using the units of production method. Unusually significant investments in unproved properties are not depleted pending the determination of the existence of proved reserves. Depletion per unit of production is determined based on conversion to common units of measure using six thousand cubic feet (Mcf) of natural gas as an equivalent to one barrel (Bbl) of oil.

     Pursuant to full cost accounting rules, capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion, and amortization expense.

     Gain or loss is recognized only on the sale of oil and gas properties involving significant reserves. In other cases, the net proceeds of sales are credited to the relevant cost center.

     Costs incurred to operate, repair, and maintain wells and equipment are generally expensed as incurred.

(5)  Accounting Policy Change.  During the nine months ended April 30, 1997,
     ------------------------
LaTex, in order to conform its accounting policies to that of Alliance, changed its method of accounting for oil and gas exploration and development activities from the "successful efforts" method to the "full cost" method (as described above). The financial statements for the LaTex entities for all prior periods have been restated to apply the new method retroactively. The effects of the accounting change on the nine months ended April 30, 1997 and the years ended July 31, 1996 and 1995 are as follows.

                                        1997                   1996                 1995
                                  ---------------        ---------------       -------------
Increase (decrease) in:
Net loss                              $(2,373,358)            $1,221,856            $775,821
                                      ===========             ==========            ========
Loss per common share                 $     (0.12)            $     0.07            $   0.04
                                      ===========             ==========            ========

The balance of the accumulated deficit (net of income taxes) for each period presented has been adjusted for the effect of retroactively applying the full cost method.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------
Results of Operations
---------------------

     The following is a discussion of the results of operations of the Company for the three months ended July 31, 1997. As stated above for financial reporting purposes, all financial data (and, consequently, all oil and gas reserve information and all information associated with financial or reserve information) prior to the Merger have been restated to reflect LaTex as the predecessor company to Alliance. Therefore, the results for the three months ended July 31, 1997 represent the activities of the enlarged group (Alliance and LaTex groups combined) while the results for the three months ended July 31, 1996 represent the activities of the LaTex group alone. This discussion should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements above.

     The Company follows the "full cost" method of accounting for its oil and gas properties whereby all oil and gas capital costs, including exploratory expenses such as geological and geophysical expenses, annual delay rentals and dry hole costs, are capitalized. As a result of the Merger, the LaTex assets were restated from "successful efforts" accounting to "full cost" accounting effective with the April 30, 1997 financial statements.

     The factors which most significantly affect the Company's results of operations are (i) the sales prices of crude oil and natural gas, (ii) the level of total sales volumes, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from its existing oil and gas properties through its development activities. The following table reflects certain historical operating data for the periods presented.

                                                Three Months Ended July 31
                                                --------------------------
                                                    1996          1997
                                                    ----          ----
Net Sales Volumes:
     Oil (Mbbls)                                      74           102
     Natural Gas (Mmcf)                              577           454
     Oil Equivalent (MBOE)                           170           180

Average Sales Prices:
     Oil (per Bbl)                                $20.90 (1)    $16.32 (2)
     Natural Gas (per Mcf)                        $ 2.17 (1)     $2.21 (2)

Operating Expenses per
BOE of Net Sales:
     Lease operating                               $7.49         $6.96
     Severance tax                                 $1.01         $0.87
     Depreciation, depletion, and amortization     $4.73         $4.41
     General and administrative                    $4.01         $7.03

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


(1) After giving effect to the impact of the Company's commodity price hedging arrangements with the Bank. Without such hedging arrangements, the average sales prices for the quarter ended July 31, 1996 would have been $22.04/bbl for oil and $2.60/mcf for gas.

(2) On May 15, 1997, the commodity price hedging agreements were terminated with the Bank through a buyout, the cost of which was financed by a drawdown under the terms of the Alliance Credit Agreement. Hence, the table reflects actual realized prices for the three months ended July 31, 1997.

     Average sales prices received by the Company for oil and gas have historically fluctuated significantly from period to period. Fluctuations in oil prices during these periods reflect market uncertainties as well as concerns related to the global supply and demand for crude oil. Average gas prices received by the Company fluctuate generally with changes in the spot market for gas. Relatively modest changes in either oil or gas significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity.

Three Months Ended July 31, 1997 compared to the Three Months Ended July 31,
----------------------------------------------------------------------------
1996
----

     Total revenues from the Company's operations for the quarter ended July 31, 1997 were $2,963,130 compared to $3,287,025 for the quarter ended July 31, 1996. Revenues decreased marginally over the comparable period a year earlier due principally to lower realized oil prices, net of the impact of the commodity price hedges, and the absence of marketing margins in the revenue category. Although sales volumes for the quarter ended July 31, 1997 were adversely affected by a decline in sales volumes from the LaTex properties, the inclusion of Alliance's sales volumes and the favorable impact of the remedial work program designed to restore production on the LaTex properties more than compensated for this decline. In addition, revenues for the quarter ended July 31, 1997 benefited from the removal of the commodity price hedges.

     The Company concentrated its efforts immediately after the acquisition of LaTex on increasing production from eleven existing producing fields operated by LaTex in the states of Alabama, Mississippi, Oklahoma, Texas, and Louisiana. Workover operations on these fields commenced in early May 1997 and were comprised mainly of returning shut-in wells to production. Gross production from these eleven fields was increased from an average of 244 barrels of oil equivalent per day ("boepd") in April 1997 to an average of 865 boepd by August 1997. Most of the production increase came from remedial workover operations in the South Carlton field in Alabama. Gross

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


production from this field alone increased from an average of 89 boepd in April 1997 to an average of 575 boepd in September 1997.

     Total operating expenses decreased to $3,468,623 for the quarter ended July 31, 1997 compared to $6,387,927 for the same period in 1996. This decrease was primarily due to write-offs of $3,446,795 in relation to the Company's Kazakhstan and Tunisia operations which were taken in the 1996 period. Lease operating expenses were relatively unchanged at $1,409,438 for the three month period ending July 31, 1997 compared to $1,445,867 for the same period in 1996. Although lease operating expenses were flat compared to the previous period, the quarter ended July 31, 1997 was impacted by the remedial work program mentioned above and the inclusion of the Alliance properties offset by lower operating costs due to the sale of non-operated, non-strategic wells. Depreciation, depletion and amortization decreased to $793,336 from $805,128 a year earlier as a result of lower volumes partially offset by a slightly higher cost base. General and administrative expenses increased from $682,355 during the quarter ended July 31, 1996 to $1,265,849 for the quarter ended July 31, 1997. The increase is a result of the inclusion of the Alliance overhead as well as non-capitalized merger-related cost.

     In addition to the decrease in the net operating loss to $505,493 for the quarter ended July 31, 1997 from $3,100,902 for the same period in 1996, there was also a significant decrease in other income/expense. This decrease was due to the write-offs in the 1996 period of $4,096,381 covering investments in Wexford Technology, Inc. and Imperial Petroleum, Inc., and miscellaneous expense of $1,810,382 in connection with litigation arising out of the sale in July 1993 of LaTex's Panda subsidiary.

     In summary, due to the above factors, the net loss for the common shareholders for the quarter ended July 31, 1997 decreased to $682,626 ($0.02 per share) compared to a net loss of $9,782,969 ($0.54 per share) for the same period in 1996.

Capital Resources and Liquidity
-------------------------------

     The Company's capital requirements relate primarily to the development of its oil and gas properties and undeveloped leasehold acreage, exploration activities, and the servicing of the Company's debt. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous exploration and development program and the acquisition of additional reserves.

     Cash Flows and Liquidity.  At July 31, 1997, Alliance has current assets of
     ------------------------
$3.936 million and current liabilities of $10.871 million, which resulted in a net current deficit of $6.935 million. Since the Merger, the net current deficit has been reduced from $9.129 million at year ended April 30, 1997 to its current position of $6.935 million. The $2.194 million improvement was primarily

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


due to the addition of Alliance's cash balances and a reduction in accounts payable. The reduction in accounts payable in the quarter ended July 31, 1997 to $10.433 million from $10.493 million previously masks a much larger improvement as this reduction occurred despite the additional $2.505 million of current liabilities which were absorbed from Alliance in the Merger.

     For the quarter ended July 31, 1997, net cash used in the Company's operating activities was $3.940 million compared to cash provided of $1.294 million for the quarter ended July 31, 1996. This deterioration in cash from operating activities is substantially due to the allocation of funds to improve the working capital deficit of the Company.

     Investing activities of the Company generated $3.625 million in net cash flow for the quarter ended July 31, 1997 compared to $0.726 million for the quarter ended July 31, 1996. The improvement was principally due to property sales of $2.804 million and the acquisition of cash balances of $1.461 million from Alliance arising from the Merger. Financing activities provided $1.948 million for the quarter ended July 31, 1997 compared to a use of $2.001 million for the quarter ended July 31, 1996. The improvement was due to the drawdown of additional funds under the Alliance Credit Agreement and the abatement of scheduled principal payments until October 31, 1998.

     Overall, cash and cash equivalents improved by $1.633 million in the quarter ended July 31, 1997 compared to $0.019 million in the 1996 period.

     Capital Expenditures.  The timing of most of the Company's capital
     --------------------
expenditures is discretionary. Currently, there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow and proceeds from the sale of oil and gas properties to fund capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. As a result, the Company will continue its current policy of funding capital expenditures with internally generated cash flow and the proceeds from oil and gas property divestitures.

     Financing Arrangements.  Under the Alliance Credit Agreement, principal
     ----------------------
payments are suspended until October 31, 1998. However, cash flows generated by Alliance and its subsidiaries in excess of amounts provided for in the business plan that formed the basis of negotiation with the Bank will be used to reduce outstanding principal indebtedness. The maturity date of the existing line of credit remains at March 31, 2000.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


     Substantially all of the existing security for the outstanding indebtedness under the LaTex Credit Agreement, being the mortgages of all of LaTex's producing oil and gas properties and pledges of stock of the existing Borrowers and ENPRO, remains in place. As additional security, the Bank has received mortgages on substantially all of Alliance's producing oil and gas properties and pledges of the stock of Alliance's subsidiaries.

     Under the Alliance Credit Agreement, the borrowing base will be equal to the outstanding indebtedness under the LaTex Credit Agreement as of the date of the Merger. The borrowing base is to be redetermined annually as of December 31 and June 30 of each year.

     Borrowings under the Alliance Credit Agreement maintained from time to time as a "Base Rate Loan" bear interest, payable monthly, at a fluctuating rate equal to the higher of (i) the rate of interest announced from time to time by the Bank as its "reference rate" plus 1% or (ii) the "Federal Funds Rate" (as defined in the Alliance Credit Agreement) plus 1 1/4%. Borrowings under the Alliance Credit Agreement maintained from time to time as a "LIBO Rate Loan" bear interest, payable on the last day of each applicable interest period (as defined in the Alliance Credit Agreement), at a fluctuating rate equal to the LIBO Rate (Reserve Adjusted) (as defined in the Alliance Credit Agreement) plus 2%. As of July 31, 1997, all advances to Alliance under the Alliance Credit Agreement were maintained as LIBO Rate Loans that bore interest at the annual rate of 7.5%.

     As a condition to the Bank making the loans under the LaTex Credit Agreement, LaTex's subsidiary, LaTex Petroleum, entered into hedging agreements with the Bank designed to enable LaTex to (a) obtain agreed upon net realized prices for LaTex's oil and gas production (the "Oil and Gas Hedging Agreements") and (b) protect LaTex against fluctuations in interest rates with respect to the principal amounts of all loans under the LaTex Credit Agreement. Under the Alliance Credit Agreement, the Bank has agreed to make available, at its sole discretion, to Alliance the amount of $2,500,000 to reduce or terminate the Oil and Gas Hedging Agreements.

     At July 31, 1997, the outstanding balance under the Alliance Credit Agreement was $20.181 million. The outstanding loan balance has increased $2.086 million since the Company's April 30, 1997 year-end as a result of the following items which have been added to the outstanding loan balance: $0.116 million of loan interest; $0.732 million related to unpaid product hedge payments as of April 30, 1997 (the hedge liability was provided for in the April 30, 1997 financial statements and has subsequently been reclassified to the bank debt). Other additions to the outstanding loan balance covered the cost of the buyout of the commodity price hedges (noted above) of $1.128 million on May 15, 1997 and an advance by the Bank to pay Merger-related legal costs to the Bank's attorneys of $0.110 million.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


     In connection with the Merger and the Alliance Credit Agreement, the Company, effective May 1, 1997 acquired an overriding royalty interest in all of LaTex's existing producing oil and gas properties, other than those located in the State of Oklahoma, the Perkins Field in Louisiana, and certain other minor value properties located in other states, from an affiliate of the Bank in exchange for 1,343,750 New Alliance Shares, convertible loan notes and warrants.

     Seasonality.  The results of operations of the Company are somewhat
     -----------
seasonal due to fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter, and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

     Inflation and Prices.  In recent years, inflation has not had a significant
     --------------------
impact on the operations or financial condition of the Company. The generally downward pressure on oil and gas prices during most of such periods has been accompanied by a corresponding downward pressure on costs incurred to acquire, develop, and operate oil and gas properties as well as the costs of drilling and completing wells on properties.

     Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for oil and gas have fluctuated significantly from 1995 through 1997.
The following table sets forth the average price received by the Company for each of the last three years and the effects of the various hedging arrangement noted above.

Three Months             Oil                  Oil                  Gas                  Gas
Ended July 31      (excluding the       (including the       (excluding the       (including the
---------------  effects of hedging   effects of hedging   effects of hedging   effects of hedging
                    transactions)        transactions)        transactions)        transactions)
---------------------------------------------------------------------------------------------------------
 1997                  $16.32               $16.32                $2.21                $2.21

 1996                  $22.04               $20.90                $2.60                $2.17

 1995                  $12.34               $12.30                $1.50                $1.66

     On October 23, 1997, the Company entered into new commodity price hedge agreements to protect against price declines which may be associated with the volatile environment of oil and natural gas spot pricing. Unlike the previous hedging agreements entered into by LaTex, the new commodity price hedge agreements, while protecting against oil and natural gas price declines, also provide the Company with exposure to price increases beyond certain agreed price levels. The commodity price hedges were executed through the

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


purchase of put options by the Company, and the associated cost was funded by additional drawdowns under the Alliance Credit Agreement.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------


Contingencies
-------------

In addition to the litigation set forth in the Company's Registration Statement on Form F-4, the Company is a named defendant in lawsuits, is a party in governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome to lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not expect these additional matters to have a material adverse effect on the financial position of the Company.

Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

          (a)  Exhibits

          SEC
          Exhibit
          No.            Description of Exhibits
          -------        -----------------------

           (27)          Financial Data Schedule

                         *27.1 Financial Data Schedule of Alliance Resources PLC

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


     *Filed Herewith.

          (b)  Reports on Form 8-K
               -------------------

               Form 8-K filed on June 13, 1997 reporting completion of the merger of Alliance Resources PLC with LaTex Resources, Inc.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Alliance Resources PLC


     /s/ H.B.K WILLIAMS
     ---------------------------------
     H.B.K Williams, Finance Director

Date:  December 19, 1997