Form 10-Q
period 1997-10-31
ALLIANCE RESOURCES PLC
filed 1998-01-20
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    XX    SECURITIES EXCHANGE OF 1934
   ----
          For the quarterly period ended October 31, 1997

                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   ____

          For the transition period from _____________ to ______________

Commission file number : 333-19013
   Alliance Resources PLC
   -----------------------------------------------------
  (Exact name of registrant as specified in its charter)
     England and Wales                                 73-1405081
   ----------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or organization)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma    74135
-------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


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

Yes       No  X
    ---      ---

     As of January 19, 1998, there were 31,152,603 shares of the Registrant's single class of common stock issued and outstanding.

                            ALLIANCE RESOURCES PLC
                  INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED OCTOBER 31, 1997


PART I - FINANCIAL INFORMATION
        Item 1. Financial Statements.                                    Page
                 Consolidated Condensed Balance Sheets as of
                 October 31, 1997 and April 30, 1997                       3

                 Consolidated Condensed Statements of Operations
                 for the three months and six months ended October 31,
                 1997 and 1996                                             5

                 Consolidated Condensed Statement of Stockholders'
                 Equity for the three months ended October 31, 1997        6

                 Consolidated Condensed Statements of Cash Flows
                 for the six months ended October 31, 1997 and 1996        7

                 Notes to Consolidated Condensed Financial Statements      9

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                     12

PART II - OTHER INFORMATION                                               19
        Item 1.  Legal Proceedings.

                 The information called for by Item 2. Changes in Securities, Item 3. Default Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders, Item 5. Other Information has been omitted as either inapplicable or because the answer thereto is negative.

SIGNATURES                                                                22

        Item 6.  Exhibit and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS


                            ALLIANCE RESOURCES PLC
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          OCTOBER 31, 1997                APRIL 30, 1997
                                                             (UNAUDITED)                    (UNAUDITED)
                                                          ----------------                --------------
ASSETS

Current assets:
        Cash                                              $      2,376,080                $       72,948
        Accounts receivable - trade                              2,651,767                     2,124,855
        Other current assets                                       280,109                        54,176
                                                          ----------------                --------------
        Total current assets                                     5,307,956                     2,251,979
                                                          ----------------                --------------

Property, plant, and equipment, at cost:
        Oil and gas properties (using full cost method)         46,571,847                    36,107,310
        Other depreciable assets                                 1,197,180                       855,512
                                                          ----------------                --------------
                                                                47,769,027                    36,962,822

        Less accumulated depreciation and depletion            (17,251,691)                  (10,254,970)
                                                          ----------------                --------------

        Net property, plant and equipment                       30,517,336                    26,707,852
                                                          ----------------                --------------

Other assets:
        Other assets                                               146,791                       282,920
        Intangible assets, less accumulated amortization         1,628,995                     1,554,561
                                                          ----------------                --------------
        Total other assets                                       1,775,786                     1,837,481
                                                          ----------------                --------------
TOTAL ASSETS                                              $     37,601,078                $   30,797,312
                                                          ================                ==============

See accompanying notes to consolidated condensed financial statements.

                            ALLIANCE RESOURCES PLC
               CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED


                                                          OCTOBER 31, 1997                APRIL 30, 1997
                                                             (UNAUDITED)                    (UNAUDITED)
                                                          ----------------                --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                     $      9,530,374                $   10,943,149
     Accrued expenses payable                                      446,488                       437,736
     Current portion long-term debt                                325,000                             -
                                                          ----------------                --------------
     Total current liabilities                                  10,301,862                    11,380,885

Long-term Liabilities:
     Long-term debt                                             20,241,762                    18,095,497
     Other liabilities                                           2,260,908                     1,938,783
                                                          ----------------                --------------
     Total liabilities                                          32,804,532                    31,415,165
                                                          ----------------                --------------


Stockholders' equity (deficit):
     Preferred stock - par value $0.01;
        5,000,000 shares authorized;
          Series A convertible preferred stock ($10.00
             liquidation preference), 0 and 457,401
             issued and outstanding at October 31, 1997
             and April 30, 1997 respectively                             -                         4,571
          Series B convertible preferred stock ($10.00
             liquidation preference), 0 and 509,259
             issued and outstanding at October 31, 1997
             and April 30, 1997 respectively                             -                         5,246
     Common stock - par value $.01; 50,000,000 shares
          authorized; 20,913,995 issued and outstanding
          at April 30, 1997                                              -                       209,140
     Ordinary shares - par value (Pounds)40; 46,000,000
          shares authorized; 31,152,603 issued and
          outstanding at October 31, 1997                       20,077,486                             -
     Additional paid-in capital                                  5,595,941                    19,416,828
     Accumulated deficit                                       (20,876,881)                  (19,764,273)
     Treasury stock 1,008,500 common shares at cost at
          April 30, 1997                                                 -                      (489,365)
                                                          ----------------                --------------

     Total stockholders' equity (deficit)                        4,796,546                      (617,853)
                                                          ----------------                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     37,601,078                $   30,797,312
                                                          ================                ==============

See accompanying notes to consolidated condensed financial statements.

                            ALLIANCE RESOURCES PLC
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                               Three                 Three                   Six                   Six
                                            Months Ended          Months Ended           Months Ended          Months Ended
                                          October 31, 1997      October 31, 1996       October 31, 1997      October 31, 1996
                                            (Unaudited)       (Restated, Unaudited)       (Unaudited)      (Restated, Unaudited)
                                          --------------------------------------------------------------------------------------
Revenue:
   Oil and gas revenue                    $      3,248,700    $         2,377,701      $      5,976,036     $        5,190,871
   Crude oil and gas marketing                           -                 90,227                     -                209,385
   Lease operations and management fees            200,243                249,889               436,037                604,586
                                          --------------------------------------------------------------------------------------
               Total operating income            3,448,943              2,717,817             6,412,073              6,004,842
                                          --------------------------------------------------------------------------------------

Operating expenses:
   Lease operating expense                       1,691,519              1,465,548             3,100,957              2,911,415
   Cost of crude oil and gas marketing                   -                 17,271                     -                 24,826
   Depreciation, depletion, and amortization       918,754                830,989             1,712,090              1,636,117
   Dry hole costs and abandonments                       -                      -                     -              3,446,795
   General and administrative expense              909,860              1,894,744             2,175,709              2,577,326
                                          --------------------------------------------------------------------------------------
               Total operating expenses          3,520,133              4,208,552             6,988,756             10,596,479
                                          --------------------------------------------------------------------------------------

Net operating loss                                 (71,190)            (1,490,735)             (576,683)            (4,591,637)

Other income (expense):
   Equity in losses and write offs
   of investments in affiliates                          -                      -                     -             (4,096,381)
   Gain on sale of assets                              165                      -                18,496                      -
   Interest expense                               (468,280)              (600,818)           (1,009,506)            (1,534,002)
   Interest income                                  15,110                 32,934                35,719                341,819
   Miscellaneous income (expense)                   79,051                      -               404,204             (1,810,382)
                                          --------------------------------------------------------------------------------------
Net loss from continuing operations
 before income taxes                              (445,144)            (2,058,619)           (1,127,770)           (11,690,583)

Income tax expense                                       -                      -                     -                      -
                                          --------------------------------------------------------------------------------------
Net loss                                          (445,144)            (2,058,619)           (1,127,770)           (11,690,583)

Preferred stock dividends                                -               (166,250)                    -               (317,255)
                                          --------------------------------------------------------------------------------------

Net loss for common shareholders          $       (445,144)   $        (2,224,869)     $     (1,127,770)    $      (12,007,838)
                                          ======================================================================================
Loss per share for common shareholders    $          (0.01)   $             (0.12)     $          (0.04)    $            (0.64)
                                          ======================================================================================
Weighted average number of shares
 outstanding                                    31,137,386             19,326,060            31,094,994             18,674,128
                                          ======================================================================================

See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED OCTOBER 31, 1997

                                                            Common Stock
                                                   -------------------------------      Additional
                                    Preferred        Number of           Par              Paid-In
                                      Stock           Shares            Value             Capital
                                  =============    ============      =============      ============

Balance April 30, 1997            $       9,817      20,913,995      $     209,140      $ 19,416,828

Alliance-LaTex merger
dissolution of shares                    (9,817)    (20,913,995)          (209,140)      (19,416,828)

Issue new ordinary shares to
LaTex shareholders                            -      21,448,787         13,933,132         5,213,288

Issue new ordinary shares to
Alliance shareholders                         -       8,103,816          5,105,550        (1,194,705)

Issued shares for acquisition
of overriding royalty interest                -       1,343,750            872,900         1,498,400

Issued shares for settlement
of various advisory and
banking fees                                  -         256,250            165,904            78,958

Foreign exchange adjustment                   -               -                  -                 -

Net loss current period                       -               -                  -                 -
                                  -------------    ------------      -------------      ------------

Balance October 31, 1997          $           -      31,152,603      $  20,077,486      $  5,595,941
                                  =============    ============      =============      ============

                                 Retained Earnings                        Total
                                   (Accumulated         Treasury       Stockholders'
                                     Deficit)            Stock            Equity
                                 =================    ============     =============

Balance April 30, 1997           $     (19,764,273)   $   (489,365)    $    (617,853)

Alliance-LaTex merger
dissolution of shares                            -         489,365       (19,146,420)

Issue new ordinary shares to
LaTex shareholders                               -               -        19,146,420

Issue new ordinary shares to
Alliance shareholders                            -               -         3,910,845

Issued shares for acquisition
of overriding royalty interest                   -               -         2,371,300

Issued shares for settlement
of various advisory and
banking fees                                     -               -           244,862

Foreign exchange adjustment                 15,162               -            15,162

Net loss current period                 (1,127,770)              -        (1,127,770)
                                  ----------------    ------------     -------------

Balance October 31, 1997          $    (20,876,881)   $          -     $   4,796,546
                                  ================    ============     =============



See accompanying notes to consolidated condensed financial statements.

                            ALLIANCE RESOURCES PLC

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  Six                                 Six
                                                                             Months Ended                         Months Ended
                                                                           October 31, 1997                     October 31, 1996
                                                                              (Unaudited)                    (Restated, Unaudited)
                                                                           ----------------                  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $ (1,127,770)                         $ (11,690,583)
     Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
        Depreciation, amortization, and depletion                                 1,712,090                              1,636,117
        Gain on sale of assets                                                      (18,496)                                     -
        Equity in losses and write offs of investments in affiliates                      -                              4,096,381
        Dry hole costs and abandonments                                                   -                              3,446,795
        Employee bonus                                                                    -                                528,125
        Forgiveness of debt                                                               -                                385,391
        Interest income                                                                   -                               (150,467)
        Miscellaneous expense                                                             -                              1,810,382

     Changes in assets and liabilities, net of effects
     from acquisition:
        Accounts receivable                                                         (26,237)                               535,300
        Accounts receivable - related party                                               -                                202,790
        Accounts payable                                                         (2,880,880)                               378,875
        Accrued expenses payable                                                      8,752                                547,444
        Other current assets                                                       (246,563)                                     -
        Deposits and other assets                                                   136,129                                (69,747)
        Other liabilities                                                        (1,349,972)                               615,000
        Inventories                                                                       -                                 64,091
                                                                           ----------------                  ---------------------
Net cash (used in) provided by operating activities                              (3,792,947)                             2,335,894
                                                                           ----------------                  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                      (2,289,926)                              (365,002)
        Proceeds from sale of property and equipment                              4,998,501                              1,144,811
        Acquisition of Alliance Resources PLC cash                                1,460,555                                      -
        Decrease in accounts and notes receivable                                         -                                340,000
        Advances to unconsolidated affiliates and notes receivable                        -                               (326,394)
                                                                           ----------------                  ---------------------
Net cash provided by investing activities                                         4,169,130                                793,415
                                                                           ----------------                  ---------------------

See accompanying notes to consolidated condensed financial statements.

                            ALLIANCE RESOURCES PLC

                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                  Six                                 Six
                                                                             Months Ended                         Months Ended
                                                                           October 31, 1997                     October 31, 1996
                                                                              (Unaudited)                    (Restated, Unaudited)
                                                                           ----------------                  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred loan and reorganization costs                                 $      (428,391)                 $            (137,186)
     Payments on notes payable                                                            -                             (3,150,416)
     Proceeds from notes payable                                                  2,355,340                                178,014
                                                                           ----------------                  ---------------------
Net cash provided by (used for) financing activities                              1,926,949                             (3,109,588)
                                                                           ----------------                  ---------------------

Net increase in cash and cash equivalents                                         2,303,132                                 19,721
Cash and cash equivalents at beginning of period                           $         72,948                  $                   -
                                                                           ----------------                  ---------------------
Cash and cash equivalents at end of period                                 $      2,376,080                  $              19,721
                                                                           ================                  =====================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                           $        730,850                  $           1,480,520
        Income taxes                                                                      -                                  4,250

Supplemental schedules of noncash investing and financing activities:
Common stock issued for services                                           $              -                  $              78,125
Preferred stock issued for legal settlement                                               -                                500,000
Common stock issued to pay off debt of unconsolidated affiliate                           -                                 60,520
Common stock issued for services and employee bonus                                       -                                562,500
Ordinary shares issued to Alliance shareholders                                   3,910,845                                      -
Ordinary shares issued for acquisition of overriding
royalty interest                                                                  2,371,300                                      -
Ordinary shares issued for settlement of various advisory and
banking fees                                                                        203,000                                      -
Ordinary shares due in settlement of advisory fees                                   41,862                                      -
Convertible loan notes issued for acquisition of overriding
royalty interest                                                                  1,400,700                                      -
Convertible loan notes due in settlement of financing fees                          150,000                                      -
Foreign exchange adjustment                                                          15,162                                      -


See accompanying notes to consolidatd condensed financial statements.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements



PART I - FINANCIAL INFORMATION
         ---------------------

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

(2)  Merger with Alliance Resources PLC:  Effective May 1, 1997, Alliance
     ----------------------------------
completed its merger (the "Merger") with LaTex Resources, Inc. ("LaTex") whereby a newly formed wholly owned subsidiary of Alliance merged with and into LaTex with LaTex being the surviving corporation for accounting purposes. In consideration, the shareholders of LaTex received an aggregate of 21,448,787 shares of Alliance, par value (Pounds)0.40 per share (the "New Alliance
Shares") and warrants to purchase an additional 1,927,908 New Alliance Shares.

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

     Alliance has also issued 1,343,750 New Alliance Shares, convertible loan notes and warrants to the Bank in payment of certain fees and in exchange for an overriding royalty interest owned by the Bank. The convertible loan notes issued to the Bank may, under certain circumstances, be converted into a maximum of 1,078,125 New Alliance

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


Shares. The warrants issued to the Bank may, under certain circumstances, be converted into a maximum of 1,210,938 New Alliance Shares.

     After giving effect to the 40-to-1 reverse stock split, Alliance's pre-Merger shareholders were issued 8,103,816 New Alliance Shares as replacement for their pre-reverse split ordinary shares.

     On September 15, 1997, Alliance issued 100,000 New Alliance Shares in settlement of financial advisory fees and on November 5, 1997, Alliance issued 115,456 convertible loan notes to the Bank in settlement of arrangement fees of $150,000 noted above which may, under certain circumstances, be converted into New Alliance Shares.

     In summary, as a result of the Merger and related transactions, Alliance had outstanding at October 31, 1997 approximately 31,152,603 New Alliance Shares, warrants to purchase up to 3,138,946 New Alliance Shares, and convertible loan notes convertible into 1,078,125 New Alliance Shares.

     Under the terms of the Merger Agreement, LaTex disposed of its interest in its unconsolidated affiliates, Wexford Technology, Inc. ("Wexford") and Imperial Petroleum, Inc. ("Imperial"), and its interest in its wholly owned subsidiaries LaTex Resources International, Inc. and Phoenix Metals, Inc.

     Because of the reverse takeover nature of the Merger transaction, LaTex is deemed to be the acquiror for financial reporting purposes and Alliance the acquiree. Hence, for financial reporting purposes, all financial data (and, consequently, all oil and gas reserve information and all information associated with financial or reserve information) prior to the Merger with LaTex on May 1, 1997 have been restated to reflect LaTex as the predecessor company to Alliance.

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

        Oil & gas properties                          $ 4,269,435
        Other fixed assets                                253,386
        Other assets                                      202,253
        Current assets                                  1,940,600
        Current liabilities                            (2,504,938)
        Other liabilities                                (121,397)

     The purchase price was derived from LaTex's average market capitalization as reported on NASDAQ during the three trading days either side of the Merger

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements

announcement on August 13, 1996, based on the conclusion that LaTex was the acquiror for financial reporting purposes.

     The consolidated statements of operations include the results of operations of Alliance since the effective date of the Merger. The following is a statement of pro forma revenues, loss before income taxes, net loss, and net loss per share for the six months ended October 31, 1996 based on the assumption that Alliance was acquired at the beginning of this period:

                                              Six months ended
                                              October 31, 1996
                                              ----------------
       Revenues                               $      8,002,842
       Loss before income tax                 $    (12,369,583)
       Net loss                               $    (12,369,583)
       Net loss per share                     $          (0.66)


     The relevant portion of the above pro forma figures covering Alliance was derived from the published interim results of Alliance for the six months to October 31, 1996 adjusted to US GAAP.

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

     For financial, reserve, and associated information concerning Alliance prior to the Merger with LaTex, reference should be made to the Company's Registration Statement on Form F-4 (which was filed in its final form with the Securities Exchange Commission on April 9, 1997 and which contains information regarding Alliance through January 31, 1997).

(3)  Interim Reporting.  The interim consolidated condensed financial statements
     -----------------
reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended October 31, 1997, are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the year ended April 30, 1997 Alliance annual report and financial statements mailed to the shareholders in November 1997.

(4)  Accounting Policy--Property and Equipment:  The Company uses the full cost
     -----------------------------------------
method of accounting for oil and gas properties. Separate cost centers are maintained for

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements

each country in which the Company has its operations. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay rentals, dry holes, and relevant overheads) are capitalized. Capitalized costs applicable to each cost center are depleted using the units of production method. Unusually significant investments in unproved properties are not depleted pending the determination of the existence of proved reserves. Depletion per unit of production is determined based on conversion to common units of measure using six thousand cubic feet
(Mcf) of natural gas as an equivalent to one barrel (Bbl) of oil.

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


                                        1997                   1996                 1995
                                  ---------------        ---------------       -------------
Increase (decrease) in:
Net loss                             $(2,373,358)             $1,221,856            $775,821
                                  ===============        ===============       =============

Loss per common share                $     (0.12)             $     0.07            $   0.04
                                  ===============        ===============       =============

The balance of the accumulated deficit (net of income taxes) for each period presented has been adjusted for the effect of retroactively applying the full cost method.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

     The following is a discussion of the results of operations of the Company for the three and six months ended October 31, 1997. As stated above for financial reporting purposes, all financial data (and, consequently, all oil and gas reserve information and all information associated with financial or reserve information) prior to the Merger have been restated to reflect LaTex as the predecessor company to Alliance. Therefore, the results for the three and six months ended October 31, 1997 represent the activities of the enlarged group (Alliance and LaTex groups combined) while the results for the three months ended October 31, 1996 represent the activities of the LaTex group alone. This discussion should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements above.

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

                                        Six Months Ended October 31
                                        ---------------------------
                                            1996        1997
                                            ----        ----
Net Sales Volumes:
     Oil (Mbbls)                             160         218
     Natural Gas (Mmcf)                    1,196         988
     Oil Equivalent (MBOE)                   359         382

Average Sales Prices:
     Oil (per Bbl)                        $18.03 (1)  $16.63 (2)
     Natural Gas (per Mcf)                $ 1.85 (1)   $2.38 (2)

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


Operating Expenses per
BOE of Net Sales:
     Lease operating                      $ 7.22       $7.11
     Severance tax                        $ 0.95       $1.00
     Depreciation, depletion,
       and amortization                   $14.15       $4.48
     General and administrative           $ 7.17       $5.69

(1) After giving effect to the impact of the Company's commodity price hedging arrangements with the Bank. Without such hedging arrangements, the average sales prices for the six months ended October 31, 1996 would have been $20.26/bbl for oil and $2.26/mcf for gas.

(2) On May 15, 1997, the commodity price hedging agreements were terminated with the Bank through a buyout, the cost of which was financed by a drawdown under the terms of the Alliance Credit Agreement. Hence, the table reflects actual realized prices for the three months ended October 31, 1997.

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

    Three Months Ended October 31, 1997 compared to the Three Months Ended
    ----------------------------------------------------------------------
                               October 31, 1996
                               ----------------

     Total revenues from the Company's operations for the quarter ended October 31, 1997 were $3,448,943 compared to $2,717,817 for the quarter ended October 31, 1996. Revenues increased over the comparable period a year earlier due principally to the beneficial effect of higher realized oil and gas prices (net of the impact of the commodity price hedges), and higher barrel of oil equivalent volumes, offset partially by the absence of marketing margins in the revenue category. The revenues in the 1997 period benefited from the lack of commodity price hedges and allowed the Company full exposure to market prices. Revenues in the 1996 period were adversely effected by the LaTex hedge program which effectively capped pricing at below market levels. Although sales volumes for the quarter ended October 31, 1997 were adversely affected by a decline in sales volumes from the LaTex properties, the inclusion of Alliance's sales volumes and the favorable impact of the remedial work program designed to restore production on the LaTex properties more than compensated for this decline.

     Production from the Group's operated properties for the month of October 1997 stabilised at an average of 2,300 boepd (gross) and 1,450 boepd (net to the Group's interests). It is estimated that production form the Group's non-operated properties for the month of October 1997 averaged approximately 550 boepd (net to the Group's interests).

     The Group commenced a 37 well recompletion programme in late October 1997. Unusually adverse weather conditions, mainly heavy rain, have hindered progress to date. This programme is expected to convert approximately 1.5 million boe of reserves net to the Group's interests from the proved developed behind pipe category into the proved developed producing category by December 1998. Approximately 70% of the new production is expected to be gas.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements

     Total operating expenses decreased to $3,520,133 for the quarter ended October 31, 1997 compared to $4,208,552 for the same period in 1996. This decrease was primarily due to the inclusion of employee restricted stock awards which were charged in the 1996 period. Lease operating expenses were relatively unchanged at $1,691,519 for the three-month period ended October 31, 1997 compared to $1,465,548 for the same period in 1996. The quarter ended October 31, 1997 was impacted by the remedial work program mentioned above and the inclusion of the Alliance properties partially offset by lower operating costs due to the sale of non-operated, non-strategic wells. Depreciation, depletion and amortization increased to $918,754 from $830,989 a year earlier as a result of higher sales volumes in the 1997 period. General and administrative expenses decreased from $1,894,744 during the quarter ended October 31, 1996 to $909,860 for the quarter ended October 31, 1997 primarily due to the employee stock award in the 1996 period noted above.

     In addition to the decrease in the net operating loss to $71,190 for the quarter ended October 31, 1997 from $1,490,735 for the same period in 1996, there was also an improvement in other income/expense due to the lower interest charge in the 1997 period.

     In summary, due to the above factors, the net loss for the common shareholders for the quarter ended October 31, 1997 decreased to $445,144 ($0.01 per share) compared to a net loss of $2,224,869 ($0.12 per share) for the same period in 1996.

      Six Months Ended October 31, 1997 compared to the Six Months Ended
      ------------------------------------------------------------------
                               October 31, 1996
                               ----------------

     Total revenues from the Company's operations for the six months ended October 31, 1997 were $6,412,073 compared to $6,004,842 for the six months ended October 31, 1996. Revenues increased over the comparable period a year earlier due principally to the beneficial effect of higher realized gas prices (net of the impact of the commodity price hedge) and higher oil volumes, offset partially by the absence of marketing margins in the revenue category. The revenues in the 1997 period benefited from the lack of commodity price hedges and allowed the Company full exposure to higher market prices. Revenues in the 1996 period were adversely affected by the LaTex hedge program which effectively capped pricing at below market levels. Although sales volumes for the six months ended October 31, 1997 were adversely affected by a decline in sales volumes

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements

from the LaTex properties, the inclusion of Alliance's sales volumes and the favorable impact of the remedial work program designed to restore production on the LaTex properties more than compensated for this decline.

     The group concentrated its efforts immediately after the acquisition of LaTex in May 1997 on increasing production from remedial workover operations on eleven existing producing fields operated by LaTex in the states of Alabama, Mississippi, Oklahoma, Texas and Louisiana. Gross production from these eleven fields was increased from an average of 240 boepd in April 1997 to an average of 980 boepd in October 1997.

     The Group now operates a significant number of oil and gas properties in the Mid-Continent and Gulf coast regions of the USA and gross production from the Group's operated properties increased from an average of 870 barrels of oil per day ("bopd") and 4.5 million standard cubic feet of gas per day (1,620 boepd) in April 1997 to 1,375 bopd and 5.8 million standard cubic feet of gas per day (2,350 boepd) in August 1997.

     During the period the Group participated in six successful new wells drilled and completed by outside operators, with interests ranging from 2% to 11% net to the Group.

     Following extensive negotiations the Group signed a farm-out agreement with Continental Resources Ltd ("Continental") on its highly prospective Jefferson Island lease, whereby Continental at its sole expense will conduct a 3-D seismic programme and drill and complete two wells on the lease to earn a two thirds working interest. The 3-D seismic survey is expected to take approximately eighteen months to permit, shoot and process. Permitting of the survey is already underway and the acquisition phase is expected to commence no later than May 1998.

     The Group continues to appraise international opportunities as they arise and, now that the Group has stabilised its producing assets in the US, it is focusing its attention on finding suitable development and exploration opportunities in the international arena.

     Total operating expenses decreased to $6,988,756 for the six months ended October 31, 1997 compared to $10,597,479 for the same period in 1996. This decrease was primarily due to write-offs of $3,446,795 in relation to the Company's Kazakhstan and Tunisia operations which were taken in the 1996 period. Lease operating expenses were relatively unchanged at $3,100,957 for the six month period ended October 31, 1997 compared to $2,911,415 for the same period in 1996. The six months ended October 31, 1997 was impacted by the remedial work program mentioned above and the inclusion of the Alliance properties partially offset by lower operating costs due to the sale of non-operated costs due to the sale of non-operated, non-strategic wells. Depreciation, depletion, and amortization increased to $1,712,090 from $1,636,117 a year earlier mainly as a result of higher sales volumes in the 1997 period. General and administrative expenses decreased from $2,577,326 during the six months ended October 31, 1996 primarily due to the employee stock award in the 1996 period noted above partially offset by the inclusion of the Alliance overhead as well as non-capitalized merger-related cost.

     In addition to the decrease in the net operating loss to $576,683 for the six months ended October 31, 1997 from $4,591,637 for the same period in 1996, there was also a significant improvement in other income/expense. This improvement was due to the write-offs in the 1996 period of $4,096,381 covering investments in Wexford Technology, Inc. and Imperial Petroleum, Inc. and miscellaneous expenses of $1,810,382 in connection with litigation arising out of the sale in July 1993 of LaTex's Panda subsidiary.

     In summary, due to the above factors, the net loss for the common shareholders for the six months ended October 31, 1997 decreased to $1,127,770 ($0.04 per share) compared to a net loss of $12,007,838 ($0.64 per share) for the same period in 1996.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements

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

     Cash Flows and Liquidity.  At October 31, 1997, Alliance has current assets
     ------------------------
of $5.308 million and current liabilities of $10.302 million, which resulted in a net current deficit of $4.994 million. Since the Merger, the net current deficit has been reduced from $9.129 million at year ended April 30, 1997 to its current position of $4.994 million. The $4.135 million improvement was primarily due to the increase in cash balances and a reduction in accounts payable. The current portion of long-term debt amounted to $0.325 million at October 31, 1997 compared to $0 at April 30, 1997.

     For the six months ended October 31, 1997, net cash used in the Company's operating activities was $3.793 million compared to cash provided of $2.336 million for the six months ended October 31, 1996. This deterioration in cash from operating activities is substantially due to the allocation of funds to improve the working capital deficit of the Company.

     Investing activities of the Company generated $4.169 million in net cash flow for the six months ended October 31, 1997 compared to $0.793 million for the six months ended October 31, 1996. The improvement was principally due to property sales of $4.999 million and the acquisition of cash balances of $1.461 million from Alliance arising from the Merger. Financing activities provided $1.927 million for the six months ended October 31, 1997 compared to a use of $3.110 million for the six months ended October 31, 1996. The improvement was due to the drawdown of additional funds under the Alliance Credit Agreement and the abatement of scheduled principal payments until October 31, 1998.

     Overall, cash and cash equivalents improved by $2.303 million in the six months ended October 31, 1997 compared to $0.020 million in the 1996 period.

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

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements

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

     Financing Arrangements.  Under the Alliance Credit Agreement, principal
     ----------------------
payments are suspended until October 31, 1998 on which date the first scheduled repayment of $325,000 is due. However, cash flows generated by Alliance and its subsidiaries in excess of amounts provided for in the business plan that formed the basis of negotiation with the Bank will be used to reduce outstanding principal indebtedness. The maturity date of the existing line of credit remains at March 31, 2000.

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

     Borrowings under the Alliance Credit Agreement maintained from time to time as a "Base Rate Loan" bear interest, payable monthly, at a fluctuating rate equal to the higher of (i) the rate of interest announced from time to time by the Bank as its "reference rate" plus 1% or (ii) the "Federal Funds Rate" (as defined in the Alliance Credit Agreement) plus 1 1/4%. Borrowings under the Alliance Credit Agreement maintained from time to time as a "LIBO Rate Loan" bear interest, payable on the last day of each applicable interest period (as defined in the Alliance Credit Agreement), at a fluctuating rate equal to the LIBO Rate (Reserve Adjusted) (as defined in the Alliance Credit Agreement) plus 2%. As at October 31, 1997, advances to Alliance under the Alliance Credit Agreement were maintained as LIBO Rate Loans that bore interest at the annual rate of 7.625%.

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

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


agreed to make available, at its sole discretion, to Alliance the amount of $2,500,000 to reduce or terminate the Oil and Gas Hedging Agreements.

     At October 31, 1997, the outstanding balance under the Alliance Credit Agreement was $20.567 million of which $0.325 million in included as the current portion on the balance sheet. The outstanding loan balance has increased $2.472 million since the Company's April 30, 1997 year-end as a result of the following items which have been added to the outstanding loan balance: $0.116 million of loan interest; $0.732 million related to unpaid product hedge payments as of April 30, 1997 (the hedge liability was provided for in the April 30, 1997 financial statements and has subsequently been reclassified to the bank debt). Other additions to the outstanding loan balance covered drawdowns in respect of the cost of the buyout of the commodity price hedges (noted above) of $1.128 million on May 15, 1997, merger-related legal costs of the Bank's attorneys of $0.110 million, and the $0.386 million cost of new commodity price hedges purchased on October 23, 1997 for the twelve months ended October 31, 1998.

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

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements

                                 Oil                    Oil                    Gas                    Gas
   Six Months Ended        (excluding the         (including the         (excluding the         (including the
      October 31         effects of hedging     effects of hedging     effects of hedging     effects of hedging
----------------------          $/BBL                 $/BBL                  $/MCF                  $/MCF
                            transactions)          transactions)          transactions)          transactions)
-----------------------------------------------------------------------------------------------------------------
         1997                         $16.63                 $16.63                  $2.38                  $2.38

         1996                         $20.26                 $18.03                  $2.26                  $1.85

         1995                         $12.62                 $12.62                  $1.38                  $1.66



     On October 23, 1997, the Company entered into new commodity price hedge agreements to protect against price declines which may be associated with the volatility in oil and natural gas spot prices. Unlike the previous hedging agreements entered into by LaTex, the new commodity price hedge agreements, while protecting the downside, also provide the Company with exposure to price increases beyond certain agreed price levels. The commodity price hedges have been achieved through the purchase of put options (floors) by the Company, and the associated premia cost was funded by additional drawdowns under the Alliance Credit Agreement. The commodity price hedges cover the year to October 31, 1998 and cover in excess of 90% of Alliance's current monthly sales volumes. The floors currently equate to approximately $18.50/bbl Nymex WTI contract and $2.20/mmbtu Nymex Natural Gas contract.

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

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits


          SEC
          Exhibit
          No.            Description of Exhibits
          -------        -----------------------

         (27)            Financial Data Schedule
                         -----------------------

                         *27.1  Financial Data Schedule of Alliance Resources
                                PLC



     *Filed Herewith.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Alliance Resources PLC



            /s/ H.B.K. Williams
            -------------------
     H.B.K Williams, Finance Director


Date:  January 19, 1998