Form 10-K405
period 1997-04-30
ALLIANCE RESOURCES PLC
filed 1998-06-18
CIK 937568

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
  [ ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year  ended July 31, 1996
                                      OR
  [X]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from July 31, 1996 to April 30, 1997

                       Commission file number 333-19013

                            ALLIANCE RESOURCES PLC
            (Exact name of registrant as specified in its charter)

              ENGLAND AND WALES                          [NONE]
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

        4200 EAST SKELLY DRIVE
             SUITE 1000
           TULSA, OKLAHOMA                                74135
(Address of principal executive offices)                (Zip Code)



      Registrant's telephone number, including area code: (918) 491-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------        -----------------------------------------

            None                                    None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates as of May 31, 1998 was approximately $15,549,782 (based upon the average of the high bid and closing asked prices on such date).

     On May 31, 1998 there were 31,209,408 shares of the Registrant's common stock issued and outstanding.

                      Documents Incorporated by Reference
                                 NONE

                            ALLIANCE RESOURCES PLC

                                   FORM 10-K

                    TRANSITION PERIOD ENDED APRIL 30, 1997
                    --------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I..................................................................
     ITEM 1.  BUSINESS..................................................     1
     ITEM 2.  PROPERTIES................................................     3
     ITEM 3.  LEGAL PROCEEDINGS.........................................     8
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     9

PART II.................................................................
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTER........................................     9
     ITEM 6.  SELECTED FINANCIAL DATA...................................    11
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................    13
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............    21
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................    22

PART III................................................................
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........    22
     ITEM 11. EXECUTIVE COMPENSATION....................................    24
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................    25
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............    27

PART IV.................................................................
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K..................................................    27

SIGNATURES..............................................................    29


     Certain statements in this Report under the captions "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual result, performance or achievements of the Company, or industry trends and results, to be materially different from any future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following: general economic and business conditions; oil and gas and other industry conditions and trends, including supply and demand; fluctuations in the prices for oil, gas and refined products; competition; changes in business strategy or development plans; quality of management; availability, terms and deployment of debt and equity capital; business abilities and judgment of personnel; availability of qualified personnel; changes in or the failure to comply with government regulations and other factors referenced in this Report.

                                    PART I

ITEM 1.  BUSINESS.

     Alliance Resources PLC (the "Company" or "Alliance") is organized as a public limited company under the laws of England and Wales. Alliance is a London-based holding company of a group whose principal activities are the acquisition, exploration, development and production of oil and gas properties.

     All financial data (and, consequently, all oil and gas reserve information, descriptions of properties and business and all information associated with financial or reserve information) prior to the Company's Merger with LaTex Resources, Inc. ("LaTex") on May 1, 1997, described below, has been restated to reflect LaTex as the predecessor company to the Company. For financial, reserve and associated information concerning Alliance prior to its May 1, 1997 Merger with LaTex, reference should be made to the Company's Registration Statement on Form F-4 (which was filed in its final form with the Securities Exchange Commission on April 9, 1997 and which contains information regarding Alliance through January 31, 1997) and to the Company's filing on Form 20-F (which is being filed contemporaneously with this document).

     Because for corporate law purposes (but not financial accounting purposes) Alliance is the surviving corporation of the May 1, 1997 Merger, all references to the "Company" both prior and subsequent to May 1, 1997 refer to Alliance Resources PLC and its subsidiaries unless otherwise indicated. Unless the context requires otherwise, all references to "LaTex " include LaTex Resources, Inc., and its consolidated subsidiaries.

     Alliance was incorporated and registered under the laws of England and Wales on August 20, 1990. Alliance's corporate headquarters are at Kingsbury House, 15-17 King Street, London SW1Y 6QU, England, but its U.S. operations office is located at 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

RECENT DEVELOPMENTS

     Alliance was incorporated in 1990. Its current business strategy was adopted in connection with a change of management in 1996. Implementation of its strategy required that Alliance have sufficient assets and cash flow to fund the acquisition and development of suitable international opportunities. Therefore, effective May 1, 1997, Alliance completed a merger with LaTex (the "LaTex Merger"), which substantially increased the Company=s oil and gas reserves and cash flow.

     In the LaTex Merger and related transactions, Alliance issued 23,048,787 Shares and convertible loan notes and warrants convertible into or exercisable for 4,332,427 Shares (56,805 of which have been issued through the exercise of certain warrants). Therefore, as a result of the LaTex Merger, the acquisition of an overriding royalty interest in LaTex's share of all hydrocarbons produced from substantially all of LaTex's oil and gas properties from the Bank of America (the "BOA ORI") and subsequent transactions, Alliance had outstanding at May 31, 1998, 31,209,408 Shares, warrants to purchase up to 2,916,527 Shares, options to issue up to 887,500 Shares and convertible loan notes convertible into 1,193,581 Shares.

COMPETITION

     The oil and natural gas industry is highly competitive in all its phases. Alliance encounters strong competition from many other energy companies in acquiring economically desirable producing properties and drilling prospects and in obtaining equipment and labor to operate and maintain its properties. In addition, many energy companies possess greater resources than Alliance.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

    Oil and gas production is subject to regulation under many international and U.S. Federal and State statutes, rules, orders and regulations. Permits for drilling, reworking and recompletion operations, drilling bonds and reports concerning operations are required. Most jurisdictions have regulations governing conservation matters, establishing maximum rates of production and the regulation of the spacing, plugging and abandonment of wells.

     Environmental laws and regulations may affect the Company's operations and costs. In particular, production and salt water disposal operations and use of facilities from treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulations. Environmental regulations are subject to frequent change and the Company cannot predict ongoing costs of compliance or the future impact of such regulations on operations.

OPERATIONAL HAZARDS AND INSURANCE

     The operations of the Company are subject to all risks inherent in the exploration for and production of oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, formations, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks but, in accordance with standard industry practice, the Company is not fully insured for all risks, either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

EMPLOYEES

     At April 30, 1997, Alliance had six management and administrative employees and six technical and operating employees none of whom belonged to a union. In addition, at that date, LaTex employed a total of 30 people, including 20 people in its Tulsa, Oklahoma office and one person in its Evansville, Indiana office whose functions are associated with management, operations, accounting and oil and gas marketing, seven people in the Tensaw, Alabama office who are lease operators in the Company's South Carlton field, and one field person in each state of Louisiana and Tennessee. The Company's other field activities are accomplished through independent contractors. The Company believes its relations with its employees and contractors are excellent.

MARKETING

  Alliance's production is primarily from developed fields close to major pipelines or refineries and established infrastructure. As a result, Alliance has not experienced any difficulty in finding a market for all of its product as it becomes available or in transporting its product to these markets.

     Oil Marketing. Alliance markets its oil to a variety of purchasers, most of which are large, established companies. The oil is generally sold under short-term contracts with the sales price based on an applicable posted price, plus a negotiated premium. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead.

     Gas Marketing. Virtually all of Alliance's gas production is close to existing pipelines and, consequently, Alliance generally has a variety of options to market its gas. Alliance sells the majority of its gas on the spot market, with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the applicable index.

ITEM 2.  PROPERTIES

     All information contained in "Item 2. Properties" refers to the properties and businesses of LaTex Resources, Inc., at April 30, 1997, unless clearly stated otherwise. Any information after May 1, 1997 refers to the entity resulting from the Merger of Alliance and LaTex. Information concerning the properties of Alliance can be found in the Company's Registration Statement on Form F-4 filed with the Securities and Exchange Commission in its final form on April 9, 1997 and in the Company's filing on Form 20-F which is being filed contemporaneously with this document).

PRODUCTION

  LaTex owns and operates producing properties located in 12 states in the US, with proved reserves located primarily in the states of Mississippi, Louisiana, Oklahoma, Texas, and Alabama. LaTex continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable oil and gas properties or areas of operation that are not consistent with its operating philosophy.

     LaTex operates 172 producing wells in these areas and also owns non-operated interests in 288 producing wells and units. Oil and gas sales from LaTex's producing oil and gas properties accounted for substantially all of LaTex's revenues for the year ended April 30, 1997.

     The following summarizes LaTex's principal areas of oil and gas production activity as of April 30, 1997.

     South Carlton Field, Alabama. The South Carlton Field is located in Clarke and Baldwin Counties in southwest Alabama. LaTex operates 56 active producing oil wells and three salt water disposal wells. Production is from the Massive and Pilot sands of Tuscaloosa Formation with daily gross production being approximately 220 Bbls of Oil through the year ended April 30, 1997. Net proved reserves to LaTex as of April 30, 1997 were 5,723.4 MBbls of oil.

     Black Warrior Basin, Mississippi and Alabama. LaTex owns operated and non-operated working interests in 131 wells (41 operated and 90 non-operated) in Lamar, Fayette and Pickens Counties, Alabama and Lee and Chickasaw Counties, Mississippi. Production from these wells are from multiple sandstones of Mississippian age and range in depth from approximately 1,900 feet to 4,600 feet. Significant proved behind pipe reserves have been identified on the LaTex held leases and the majority are schdeuled for recompletion over the next two years with the potential to add significantly to net cash flow. Net proved reserves to LaTex as of April 30, 1997 were 25.4 MBbls of oil and 14,403.6 MMcf of gas.

     Wolf Mountain Field, Colorado. LaTex operates one well in the Wolf Mountain Field in Routt County, Colorado. The well produces oil at an average daily rate of 23 Bbls from the Niobrara Shale reservoir at a depth of approximately 5,500 feet. Additional potential exists behind the pipe to recomplete the well to other undrained sections of the reservoir. LaTex has significant undeveloped acreage in this field. Net proved reserves to LaTex as of April 30, 1997 were 647 MBbls of oil.

     War-Wink South/East Quito Fields, Texas. LaTex owns non-operated working interests in 45 active wells operated by Texaco, Chevron, Enron and BC Operating in the War-Wink South and East Quito Fields in Ward County, Texas. These fields produced from the Fusselman, Atoka, Wolfcamp and Cherry Canyon formations at depths ranging from 6,200 feet to 17,500 feet. Geological and engineering data suggest that additional behind pipe and infill drilling potential exists on these properties. Net proved reserves to LaTex as of April 30, 1997 were 82.5 MBbls of oil and 1,534 MMcf of gas.

Tinsley Field, Mississippi. The Tinsley Field is located in Yazoo County in north central Mississippi and produces from a series of Selma-Eutaw sands of Upper Cretaceous age. LaTex operates five active wells and two water injection wells in the field having an average daily gross production of approximately 20 BBls of oil. Extensive mapping and engineering work suggest that significant additional oil reserves may remain in various Eutaw sand and in the underlying Tuscaloosa sand which has not been extensively tested in the field. Net proved reserves to LaTex as of April 30, 1997 were 553.9 MBbls of oil.

     Perkins Field, Louisiana. LaTex operates seven active wells and two saltwater disposal wells in the Perkins Field which produce primarily crude oil on a gas lift from various Miocene sands at depths ranging from approximately 6,000 to 7,500 feet. The average gross daily production from this field is 70 Bbls. The Perkins Field is a multiple reservoir structural feature which is nearing the later stages of depletion. Net proved reserves to LaTex as of April 30, 1997 were 200.9 MBbls of oil.

     Bolton Field, Mississippi. The Bolton Field is located in Hinds County in west central Mississippi. LaTex operates one well in the field and has non-operated interests in four additional wells. Production is from the Cotton Valley, Sligo, Rodessa and Mooringsport formations. Average daily gross production from the operated well is 334 Mcf of gas and 12 Bbls of oil. A review of the geological and engineering data suggests that significant behind pipe potential exists in several of the wells. Net proved reserves to LaTex as of April 30, 1997 were 46.5 MBbls of oil and 1,315 MMcf of gas.

RESERVES

  Lee Keeling and Associates, Inc. ("LKA"), LaTex's independent petroleum engineering consulting firm, has made estimates of LaTex's oil and gas reserves at April 30, 1997. LKA's report covers the estimated present value of future net cash flows before income taxes (discounted at 10%) attributable to LaTex's proved developed reserves, as well as its proved undeveloped reserves and estimated future net cash flows therefrom.

  The quantities of LaTex's proved reserves of oil and natural gas presented below include only those amounts which LaTex reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of LaTex's proved developed reserves. LaTex's proved undeveloped reserves include only those quantities which LaTex reasonably expects to recover from the drilling of new wells based on geological evidence from offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering proved developed reserves.

  As required by the Securities and Exchange Commission, the estimates of net proved reserves and proved developed reserves and the estimated future net revenues from such reserves set forth below, have been made in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Estimated future net cash flows from proved reserves are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the report. The estimated future production is priced at current prices at the date of the report. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on cost levels at the date of the report. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. The Pre-tax PV10 value was computed by discounting future net revenues at 10% per annum, without deduction for income taxes.

     The following table sets forth estimates of the proved oil and natural gas reserves of LaTex at April 30, 1997, as evaluated by LKA.

                                 Oil (MBbls)                                   Gas (Mmcf)
               -------------------------------------------------------------------------------------------
                   Developed     Undeveloped       Total        Developed      Undeveloped       Total
                 -------------  --------------  ------------  --------------  --------------  ------------
     Alabama             2,701           1,244         3,945           8,432               -         8,432
     Louisiana             429              11           440           1,622             196         1,818
     Mississippi           344             146           490           4,728               -         4,728
     Oklahoma              231               -           231           4,863               -         4,863
     Texas                 540              12           552           4,318             298         4,616
     Other                 922               -           922           1,498               -         1,498
                    ----------     -----------    ----------      ----------      ----------    ----------
     Total               5,167           1,413         6,580          25,461             494        25,955
                    ==========     ===========    ==========      ==========      ==========    ==========


The following table sets forth amounts as of April 30, 1997 determined in accordance with the requirements of the applicable accounting standards pertaining to the estimated future net cash flows from production and sale of the proved reserves attributable to LaTex's oil and gas properties before income taxes and the present value thereof. Nymex benchmark prices used in determining the future net cash flow estimates at April 30, 1997 were $19.70 per barrel for oil and $1.81 per MMBtu for gas.

                                                             At April 30, 1997
                                                             ------------------
                                                               (in thousands)
                                                             ------------------
                                               Proved              Proved            Total
                                             Developed          Undeveloped         Proved
                                              Reserves            Reserves         Reserves
                                             ---------          -----------        --------
Estimated future net cash
         flows from proved reserves
         before income taxes                $   68,653           $   6,848         $  75,501

Present value of estimated
         future net cash flows from
         proved reserves before
         income taxes (discounted
         at 10%)                            $   38,438            $  1,193         $  39,631

Standardized Measure                        $   34,303            $  1,065         $  35,368

  The estimation of oil and gas reserves is a complex and subjective process which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Assumptions have to be made regarding the timing of future production and the timing and amount of future development and production costs. The calculations assume that economic conditions existing at the end of the reporting period will continue. Other, but equally valid, assumptions might lead to a significantly different final result. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate depends in part on the quality of available data, engineering and geologic interpretation, and thus represents only an informed professional judgement. Subsequent reservoir performance may justify upward or downward revision of such estimate. The information provided, therefore, does not represent management's estimate of LaTex's expected future cash flows or value of proved reserves.

     Estimates of LaTex's proved reserves have never been filed or included in reports to any United States federal authority or agency, other than the Securities and Exchange Commission.

  For further information on reserves, costs relating to oil and gas activities, and results of operations from producing activities, see Note 19 to the Consolidated Financial Statements--Supplementary Financial Information for Oil and Gas Producing Activities incorporated by reference herein.

PRODUCTIVE WELLS AND ACREAGE

The following table sets forth LaTex's producing wells and developed acreage assignable thereto at April 30, 1997

  Developed Acreage                                              Productive Wells
                                                             ------------------------
                                          Oil                           Gas                          Total
----------------------         ------------------------      ------------------------      ------------------------
  Gross         Net                Gross         Net             Gross         Net             Gross         Net
  -----         ---                -----         ---             -----         ---             -----         ---
  129,089      39,109               239          101              221           45              460          146

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells which are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, 12 had multiple completions.

     At April 30, 1997, LaTex held by lease a total of 25,612 gross (10,936 net) undeveloped acres consisting of (i) 4,080 gross (510 net) undeveloped acres in the State of Colorado, (ii) 4,997 gross (2,166 net) undeveloped acres in the State of Louisiana, (iii) 1,960 gross (245 net) undeveloped acres in the State of Oklahoma, (iv) 2,719 gross (1,058 net) undeveloped acres in the State of Texas, and (v) 11,856 gross (6,957 net) undeveloped acres located in the State of Alabama.

PRODUCTION, UNIT PRICES AND COSTS

  The following table sets forth information with respect to sales of production and average unit prices and costs for the periods indicated.

                                                                Year ended July 31            9 months ended
                                                                                                 April 30
                                                               1995            1996                1997
Production
     Gas (Mmcf)                                                2,612           3,481              1,640
     Oil (MBbls)                                                 359             405                190

Average sales prices
     Gas (per Mcf))                                      (1) $  1.48   (2)  $   1.67            $  1.70(2)
     Oil (per Bbl)                                       (1) $ 12.86   (2)  $  15.24            $ 15.34(2)

Average cash production
     costs per BOE                                           $  6.78        $   9.19            $  6.77

(1) LaTex's price hedging arrangements did not have a material effect on average sales prices for the year ended July 31, 1995.

(2) After giving effect to the impact of LaTex's price hedging arrangements with LaTex's principal bank. Without such hedging arrangements, the average sales prices for the year ended July 31, 1996 would have been $15.73 for oil and $2.03 for gas and for the nine months ended April 30, 1997 would have been $19.15 for oil and $2.40 for gas

DRILLING ACTIVITY

     During the periods indicated, LaTex drilled or participated in the drilling of the following exploratory and development wells.

                                                         Year ended July 31                  9 months ended
                                                                                                April 30
                                                    1995                    1996                  1997
                                              Gross       Net        Gross        Net       Gross      Net
Exploratory:
  Productive                                    -           -           -           -         -         -
  Non-Productive                                1        0.25           2        1.16         -         -
                                             ----       -----        ----        ----      ----      ----

  Total                                         1        0.25           2        1.16         -         -
                                             ====       =====        ====        ====      ====      ====

Development:
  Productive                                    6        1.20           6        0.46         2      0.20
  Non-Productive                                -           -           1        0.08         -         -
                                             ----       -----        ----        ----      ----      ----

  Total                                         6        1.20           7        0.54         2      0.20
                                             ====       =====        ====        ====      ====      ====

Total:
  Productive                                    6        1.20           6        0.46         2      0.20
  Non-Productive                                1        0.25           3        1.24         -         -
                                             ----       -----        ----        ----      ----      ----

  Total                                         7        1.45           9        1.70         2      0.20
                                             ====       =====        ====        ====      ====      ====

The well information above excludes wells in which LaTex has only an overriding royalty interest.

At April 30, 1997, LaTex was participating in the drilling of two oil and gas wells.

All of LaTex's drilling activities are conducted with independent contractors. LaTex owns no drilling equipment.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, Alliance conducts only a perfunctory title examination at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted and curative work is performed with respect to significant defects. During acquisitions, title reviews are performed on all material properties being acquired.

ITEM 3. LEGAL PROCEEDINGS As at 30 April 1997, the Company was a party to the following litigation:

(a) The Group was seeking to recover US$1,300,000 of unpaid drilling costs from Drexco Inc., with Drexco Inc. and H Huizenga claiming unspecified damages in respect of conduct, and removal of Alliance Resources (USA), Inc. as operator of the Valentine field. This action was settled in December 1997 from an escrow account and the Group incurred no out-of-pocket expenses.

(b) Best Royalties Plc are claiming a sum of US$186,368 and a declaration that they are entitled to a sum equal to 40% of Alliance Resources
        (USA), Inc.'s net cash proceeds received from the Arrowhead well (and payment of the said sum), alternatively damages, plus interest thereon. The Group denies the claim and are vigorously defending the matter.

(c) In 1994 Associated Storage Corporation ("Associated") filed a lawsuit alleging that LaTex has breached a July 21, 1993 agreement between Associated and LaTex. On May 15, 1997 Associated and LaTex entered into a settlement agreement pursuant to which LaTex agreed to pay $100,000 in twelve monthly installments. The final monthly installment of $8,691 was paid on April 15, 1998.

(d) Germany Oil Company, a subsidiary of Alliance, was a named defendant in three wrongful death actions involving an accident which occurred at a heater-treatment unit on the Blowhorn Creek Millerella Oil Unit lease in Lamar County, Alabama. Each plaintiff originally sought damages in the amount of $25 million each. The cases were referred to Germany Oil Company's insurance carrier. A settlement agreement has been reached and Alliance has incurred no out-of-pocket expenses.

(e) In 1996, Northern Natural Gas Company ("Northern") filed a lawsuit against Torch Energy Advisors, Inc. ("Torch") for alleged breach of an agreement between Torch, Northern and Panda Resources, Inc. ("Panda") relating to the transportation of gas through a facility located in Dewey County, Oklahoma. LaTex assumed the defense of this matter pursuant to an indemnification agreement entered into in connection with its sale of certain assets. In March 1998, LaTex and Alliance entered into a settlement agreement pursuant to which Alliance agreed to pay $150,000 in five monthly instalments.

     In addition to the foregoing litigation, the Company is a named defendant in lawsuits, is a party in governmental proceedings and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against LaTex cannot be predicted with certainty, management does not expect these additional matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 30, 1997, Alliance held an Extraordinary General Meeting in which it adopted resolutions approving the Merger and certain other related transactions including the acquisition of an overriding royalty interest in LaTex (the "ORRI Acquisition"), a reverse stock split, an increase the share capital of the Company and the adoption of new Articles of Association.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER

MARKET INFORMATION AND DIVIDENDS

     The Company's Ordinary Shares are traded on the London Stock Exchange under the symbol "ARS." At the request of Alliance, the trading of the Company's Ordinary Shares on the London Stock Exchange was suspended from the announcement of the Merger Agreement on August 13, 1996 until the completion of the LaTex Merger on May 1, 1997. Also at the request of Alliance, the trading of the Company's Ordinary Shares was suspended from September 6, 1995 to November 2, 1995 in connection with the investigation of the matters relating to Mr. O'Brien, Alliance's former chief executive.

     The following table sets forth, for the calendar quarters indicated, the high and low sales prices for the Alliance Shares on the London Stock Exchange (in pounds) for the periods indicated derived from the official list of the London Stock Exchange. Bid quotations represent quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                            Prices
                                                                  Alliance Ordinary  Shares
                                                                -----------------------------
                                                                High (Pounds)    Low (Pounds)
                                                                -------------    ------------
     Year ended December 31, 1996:
           First Quarter                                             .0500           .0300
           Second Quarter                                            .0325           .0276
           Third Quarter (through August 11)                         .0276           .0176
           Fourth Quarter                                             N/A             N/A

     Year ended December 31, 1997:
           First Quarter                                              N/A             N/A
           Second Quarter (through April 30, 1997)                    N/A             N/A

     As of April 30, 1997, the approximate number of record holders of the Alliance Ordinary Shares was 2,300.

     Quotations for shares listed on the London Stock Exchange are not generally readily available in newspapers or other publications in the United States, but are available in the daily U.S. edition of the Financial Times. However, investors may place orders for the purchase or sale of shares traded on the London Stock Exchange through most licensed broker dealers in the United States. Under current U.K law, the transfer of Alliance Shares will generally give rise to a liability to U.K stamp duty, normally at the rate of 50p for every (Pounds)100 (or part thereof) of the actual consideration paid.

     Alliance has not paid any cash dividends on the Alliance Shares for at least the last two complete fiscal years. In addition, Alliance is now restricted from paying dividends under the Company's credit agreement with the Bank of America.

EXCHANGE RATES

     The table below sets forth, for the periods and dates indicated, certain information regarding the US dollar/pound sterling exchange rate, based on the Noon Buying Rate, expressed in US dollars per (Pounds)1.00. Such rates were not used by Alliance in the preparation of its consolidated financial statements included in this Proxy Statement.

         Calendar Year             Period End    Average       High       Low
     --------------------------    ----------    Rate (1)      -----      ---
                                                 --------

     1992                          1.51          1.81           2.00      1.51

     1993                          1.48          1.50           1.59      1.42

     1994                          1.56          1.53           1.64      1.45

     1995                          1.56          1.58           1.66      1.52

     1996                          1.71          1.56           1.72      1.49

     1997                          1.64          1.64           1.70      1.58

(1) The average daily closing values on the London Stock Exchange for each year in question as quoted by Datastream (1992-1993) and Bloomberg (1994-1996).


ITEM 6.  SELECTED FINANCIAL DATA

     On May 1, 1997, Alliance completed its acquisition of LaTex. The acquisition resulted in the issuance of 21,448,747 Shares to the former shareholders of LaTex compared to the 8,103,816 Shares then outstanding. As a result, the former LaTex shareholders had a controlling interest in the combined group and so for accounting and financial reporting purposes LaTex is treated as having acquired Alliance ("Reverse Acquisition"). The historical financial information for all financial periods to April 30, 1997 reflect the results of operations and assets and liabilities of LaTex. LaTex's fiscal year end was July 31, whereas that of Alliance was April 30. As a result, the fiscal year end changed from July 31 to April 30, effective April 30, 1997.

     Alliance currently follows the "full cost" method of accounting for its oil and gas properties whereby all oil and gas capital costs, including exploratory expenses such as geological and geophysical expenses, annual delay rentals and dry hole costs, are capitalized. During the period under review, Alliance operated three cost pools: the U.S., Kazakhstan and Tunisia. The capitalized costs relating to each pool (together with future development costs necessary to bring proved reserves into production) are depleted using a unit of production method based upon the estimated net proved reserve volumes attributable to each pool. Prior to July 31, 1996, LaTex followed the "successful efforts" method of accounting for its oil and gas properties. The consolidated financial statements included elsewhere in this filing and all financial data prior to the LaTex Merger set out in this filing has been restated from the "successful efforts" method to the "full cost" method.

The selected financial information presented below should be read in conjunction with the Company's audited financial statements and the notes thereto included under Item 8 and Management'sDiscussion and Analysis of financial Condition and Results of Operations at Item 7

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
        (in thousands, except per share amounts and average sales data)

                                                       NINE MONTHS
                                                          ENDED                              YEARS ENDED
                                                         APRIL 30                              JULY 31
                                                       ------------    --------------------------------------------------------
                                                           1997            1996          1995           1994           1993
                                                       ------------    -----------   ------------   ------------   ------------
Income Statement Data:
    Revenues:
       Oil and gas sales                               $     5,699         11,980          8,586          8,703          8,489
       Crude oil and gas marketing                             146            540          1,223          2,781          2,128
                                                       ------------    -----------   ------------   ------------   ------------
          Total revenues                                     5,845         12,520          9,809         11,484         10,617
                                                       ------------    -----------   ------------   ------------   ------------

    Operating expenses:
       Lease operating expense                               3,117          5,472          4,643          4,206          3,701
       Cost of crude oil and gas marketing                      16            133            744          2,216          1,740
       Cessation of overseas exploration                         -          3,447              -              -              -
       General and administrative                            3,481          2,893          2,736          2,497          2,566
       Depreciation, depletion and amortization              1,542          3,511          3,364          1,486          2,179
                                                       ------------    -----------   ------------   ------------   ------------
          Total operating expenses                           8,156         15,456         11,487         10,405         10,186
                                                       ------------    -----------   ------------   ------------   ------------

    Other Income/(expense):
       Equity in losses and write-offs of investments
           in affiliates                                       (20)        (4,034)          (235)          (440)           (16)
       Interest income                                          52            280             58             17              9
       Interest expense                                     (2,102)        (2,830)        (1,416)          (598)          (728)
       Miscellaneous income/(expense)                           (8)        (1,810)             -              -          1,097
                                                       ---------------------------   ------------   ------------   ------------
       Net loss/(income) from continuing operations
          before income taxes                               (4,389)       (11,330)        (3,271)            58            793

    Provision for income taxes:
       Current                                                   -              -            (35)             -            145
                                                       ------------    -----------   ------------   ------------   ------------
    Net loss/(income)                                       (4,389)       (11,330)        (3,306)            58            938

    Preferred stock dividends                                  518            571            133              -              -
                                                       ------------    -----------   ------------   ------------   ------------
    Net income/(loss) for common shareholders          $    (4,907)       (11,901)        (3,439)            58            938
                                                       ============    ===========   ============   ============   ============

    Income/loss per common share                             (0.25)         (0.66)         (0.19)          0.00          (0.06)
                                                       ============    ===========   ============   ============   ============

    Weighted average shares outstanding                 19,289,275     18,011,826     17,661,428     17,539,159     15,116,096
                                                       ============    ===========   ============   ============   ============


Balance Sheet Data (end of period)


    Total assets                                       $    30,858         36,493         46,549         20,701         21,710
    Net property, plant and equipment                  $    26,708         29,473         36,336         12,686         12,903
    Working capital/(deficit)                          $    (9,620)       (27,970)        (7,264)        (2,127)        (2,117)
    Long term debt                                     $    18,095              -         20,635          4,467          4,868
    Stockholders equity                                $        85          3,846         14,628          9,721          7,176


Reserve and Production Data
    Production:
       Oil (Mbbls)                                             190            405            359            335            280
       Gas (Mmcf)                                            1,640          3,481          2,612          2,107          1,941
    Average sales prices:
       Oil (per Bbl)                                   $     15.34          15.24          12.86          14.56          17.88
       Gas ( per Mcf)                                  $      1.70           1.67           1.48           1.81           1.79
    Proved reserves (end of period)
       Oil (Mbbls)                                         6,580.7        6,353.0        5,431.8        4,519.9        2,455.3
       Gas (Mmcf)                                           25,955         28,172         28,113         10,933          9,391
    Present value of estimated future oil and gas net
        revenues before income taxes (discounted 10%)  $    39,631         53,499         32,912         23,418         15,658
    Standardized Measure                               $    35,368         43,889         28,802         14,277          9,993

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's acquisition of LaTex on May 1, 1997 has been accounted for as a "reverse acquisition" of the Company by LaTex. As such, the historical financial statements and financial information as of and for each of the years in the two-year period ended July 31, 1996 and for the nine-month period ended April 30, 1997 are for the business of LaTex alone and include no information for the Company.

RESULTS OF OPERATIONS

     Alliance currently follows the "full cost" method of accounting for its oil and gas properties whereby all oil and gas capital costs, including exploratory expenses such as geological and geophysical expenses, annual delay rentals and dry hole costs, are capitalized. During the period under review, Alliance operated three cost pools: the U.S., Kazakhstan and Tunisia. The capitalized costs relating to each pool (together with future development costs necessary to bring proved reserves into production) are depleted using a unit of production method based upon the estimated net proved reserve volumes attributable to each pool. Prior to July 31, 1996, LaTex followed the "successful efforts" method of accounting for its oil and gas properties. The consolidated financial statements included elsewhere in this filing and all financial data prior to the LaTex Merger set out in this filing has been restated from the "successful efforts" method to the "full cost" method.

     The factors which most significantly affect results of operations are (i) the sale prices of crude oil and gas, (ii) the level of total sales volumes ,
(iii) the level of lease operating expenses and (iv) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success in efforts to acquire oil and gas properties and in the ability to maintain or increase production from existing oil and gas properties through development activities.

     The following table reflects certain historical operating data for the periods presented.

                                                                     YEAR ENDED JULY 31             9 MONTHS TO
                                                                                                       APRIL 30
                                                               --------------------------           -------------
                                                                  1995             1996                  1997

    Net sales volumes
       Oil (MBbls)                                                 359              405                     190
       Natural gas (Mmcf)                                        2,612            3,481                   1,640
       Oil equivalent (MBOE)                                       794              985                     463


    Average sales prices                                              $                $                       $
       Oil (per Bbl)                                           12.86(1)         15.24(2)                15.34(2)
       Natural gas (per Mcf)                                    1.48(1)          1.67(2)                 1.70(2)

    Operating expenses per BOE of net sales (3)
       Lease operating                                             6.06             8.31                    5.55
       Severance tax                                               0.72             0.88                    1.22
       Depreciation, depletion and amortization                    4.24             3.56                    3.33
       General and administrative                                  3.45             2.94                    7.52


(1) Commodity price hedging arrangements did not have a material effect on average prices for the year ending July 31, 1995.

(2) After giving effect to the impact of commodity price hedging arrangements with the Bank of America. Without such hedging arrangements, the average sales prices for the year ended July 31, 1996 would have been $15.73/bbl for oil and $2.03/mcf for gas and for the nine months ended April 30, 1997 would have been $19.15/bbl for oil and $2.40/mcf for gas

(3) Operating expenses also include the cost of crude oil and gas marketing and cessation of overseas exploration.

Nine month period ended April 30, 1997 compared to the year ended July 31, 1996.

     Total revenues from operations for the nine month period ended April 30, 1997 were $5,844,871 compared to $12,520,138 for the year ended July 31, 1996. Revenues were lower in the current period due to the sale of non-operated , non-strategic properties, lower oil sales, primarily at the South Carlton, Alabama field and lower marketing revenues.

     Lease operating expenses for the nine month period ended April 30, 1997 were $3,117,341 compared to $5,472,130 for the year ended July 31, 1996. The reduction in operating expenses is a result of a reduced property base, lower expenses at the Alabama operations and the shutting-in of marginal operated wells.

     Depreciation, depletion, and amortization expense decreased from $3,510,814 for the year ended July 31, 1996 to $1,541,415 for the nine months ended April 30, 1997 primarily due to a lower production.

     General and administrative expenses for the nine month period ended April 30, 1997 were $3,481,003 up from $2,893,146 for the prior fiscal year primarily due to an employee stock award of $528,125 in the nine months ended April 30, 1997. The net loss after preference dividends for the nine months ended April 30, 1997 of $4,906,946 (($0.25) per common share) compared to a net loss after preference dividends of $11,900,997 (($0.66) per common share) for the year ended July 31, 1996. The decrease in the net loss from continuing operations is a result of the prior year write-off of Tunisia and Kazakhstan (reflected as a cessation of overseas exploration), write-offs of investments in affiliates and the loss of $1,810,382 arising from litigation in connection with the sale in July 1993 of Panda Resources.

Year ended July 31, 1996 compared to year ended July 31, 1995.

     Total revenues from operations for the year ended July 31, 1996 were $12,520,138 which includes $1,475,653 of losses incurred from oil and gas price hedging arrangements. This compares to total revenues of $9,808,641 for the year ended July 31, 1995, which includes hedging gains of $157,301. The increase is attributable to a 15% increase in oil and gas prices and the inclusion of the oil and gas operations of a wholly-owned subsidiary, Germany Oil Company, for the full year ended July 31, 1996. Germany Oil company was acquired on April 1, 1995. The increased revenues were partially offset by lower revenues from crude oil marketing activities.

     Lease operating expenses for the year ended July 31, 1996 were $5,472,130 compared to $4,643,030 for the same period a year earlier, primarily as a result of including the full year of operations of Germany Oil Company, while expenses associated with marketing operations decreased $610,155 due to reduced oil and gas marketing activity.

     Depreciation, depletion and amortization expense increased to $3,510,814 in fiscal 1996 from $3,364,031 in fiscal 1995 primarily as a result of the acquisition of Germany Oil Company.

     General and administrative expenses for the year ended July 31, 1996 were $2,893,146 compared to $2,736,267 for the prior year due to routine increases in administrative expenses.

     Costs of $2,491,299 were incurred during the year ended July 31, 1996, from the write-off of the investment in the Tunisian prospect following cessation of activities. The investment in the Kazakhstan Prospect was also written off in the amount of $955,496 for the same reason.

     The equity in the net losses of the unconsolidated affiliates, Wexford Technology Inc. and Imperial Petroleum, Inc. was $234,608 during the fiscal year ended July 31, 1995. In the year ended July 31, 1996 the equity in the losses or earnings from these unconsolidated affiliates was not subject to determination by LaTex and, therefore, is included in the write off of the investment in and advances to these affiliates in the total amount of $4,034,414. During the year ended July 31, 1996, it was determined that those affiliates would no longer be funded and in view of this, and the inability of the affiliates to find alternative sources of finance, it was determined that the investments were unlikely to be of any value. The investments were therefore written off.

     The net loss after preference dividends for the year ended July 31, 1996 was $11,900,997 ($0.66 per common share), compared to a net loss after preference dividends of $3,438,556 ($0.19 per common share) for the year ended July 31, 1995. The increase in the net is primarily a result of the write off resulting from the cessation of activities in Tunisia and Kazakhstan (reflected as cessation of overseas exploration), hedging contract losses, and equity in losses and write-offs of investments in affiliates.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's capital requirements relate primarily to the acquisition of developed oil and gas properties and undeveloped leasehold acreage and exploration and development activities, and the servicing of the Company's debt. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous acquisition and exploration and development program and the acquisition of additional reserves.

     Cash Flows and Liquidity

     At April 30, 1997, LaTex reported current assets of $2.247 million and current liabilities of $11.866 million, which resulted in a net current deficit of $9.619 million. The Merger was completed, in part, to reduce LaTex's working capital deficit.

     For the transition period ended April 30, 1997 and the year ended July 31, 1996, LaTex's operating activities resulted in positive cash flow of $2.099 million and $3.485 million respectively, compared to a positive cash flow of $1.730 million for the year ended July 31, 1995. The improvement in cash flow is partly due to additional cash provided by operating activities through delaying payments to creditors resulting in increased accounts payable balances.

     Investing activities of LaTex provided $2.497 million and used $1.508 million in net cash flow for the transition period ended April 30, 1997 and the year ended July 31, 1996, respectively, to fund LaTex's oil and gas activities. The change between the two periods was primarily due to the reduction in purchases of property and equipment (capital expenditures).

     Financing activities used $4.541 million and $2.271 million in net cash flow for the transition period ended April 30, 1997 and the year ended July 31, 1996, respectively. The increase during the transition period was principally as a result of the monthly amortization of LaTex's indebtedness to its principal bank and of additional debt reduction upon the sale of oil and gas properties.

     The domestic spot prices of oil and gas have traded, in a volatile manner over various periods in recent years. To the extent that oil and gas prices are volatile, material fluctuations in revenues from quarter to quarter can be expected which, in turn, could adversely affect the Company's ability to service its debt with its principal bank in a timely manner and to fund its ongoing operations and could, under certain circumstances, require a write-down of the book value of the Company's oil and gas reserves.

     After making enquiries, the Directors have concluded that they have a reasonable expectation that the Company has adequate resources to continue in operational existence for the forseeable future. Accordingly, the going concern basis for preparing the financial statements continues to be used.

     In reaching this conclusion the Directors have considered the satisfactory progress made in integrating and rationalising the operations of LaTex since the Merger on 1 May 1997. In addition, the Directors have considered the financing arrangements with the Company's main lender, Bank of America, and other factors such as the property disposal programme, the remedial work programme and the proposed recompletion programme expected to have a beneficial impact on the volumes from the properties, the collateral value of the Company's oil and gas reserves and the liquidity of the Company.

     The Company announced on April 29, 1998 that it is in discussions which may, or may not, lead to the acquisition of a minority interest in certain United Kingdom gas interests. Such acquisition would be classified as a reverse takeover under The Rules of the London Stock Exchange and accordingly subject to Alliance Resources PLC shareholders approval. Accordingly on April 29,1998 the London Stock Exchange, at the Company's request, temporarily suspended the listing of the Company's ordinary shares pending shareholders approval of the acquisition. The shares were suspended at a price of 32.5P. The Company is currently in discussions with various parties regarding financing arrangements to allow for the completion of the acquisition. These discussions include potential revisions to the existing Credit Agreement with Bank of America to provide the Company with additional funding and liquidity until completion of the acquisition.

     Capital Expenditures.

     A 37 well recompletion program is currently underway and has the potential to significantly increase daily production over the next 12 months although there can be no guarantee of a successful outcome of this program given the relevant technical and pricing risks. In the event that the recompletion program is continued according to plan and is successful, the Company anticipates that it will provide significant net revenues beyond the capital expenditures necessary to complete the program. The timing of most of the capital expenditures in relation to the Company's existing US properties is discretionary. Currently, there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow and proceeds from the sale of oil and gas properties to fund capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. As a result, the Company will continue its current policy of funding capital expenditures with internally generated cash flow and the proceeds from oil and gas property divestitures.

     It was anticipated that LaTex's cash flow would not be sufficient to fund its domestic operations and debt service at their previous levels beyond April 30, 1997. It was believed that the Merger would improve the financial condition of LaTex by the restructuring of its obligations through the Alliance Credit Agreement and to allow LaTex to become active again in the acquisition and exploitation of oil and gas properties (see "Item 1. Business--Recent Developments"). In addition, it was believed that the amended financing arrangements contained in the Alliance Credit Agreement (described below) would contribute to the funding of capital expenditures post completion of the Merger.

     Financing Arrangements

     (1) LaTex Credit Agreement: At April 30, 1997, the outstanding balance under the LaTex's credit facility pursuant to a Credit Agreement dated as of March 31, 1995 (the "Credit Agreement") between Bank of America, NT and SA ("Bank") and LaTex's wholly-owned subsidiaries, LaTex Petroleum, Germany Oil and LaTex/GOC Acquisition ("Borrowers") was $22,206,707. Advances under the Credit Agreement maintained from time to time as a "Base Rate Loan" bear interest, payable monthly, at a fluctuating rate equal to the higher of (i) the rate of interest announced from time to time by the Bank as its "reference rate", plus 1%, or (ii) the "Federal Funds Rate" (as defined in the Credit Agreement) plus 1 1/2%. Advances under the Credit Agreement maintained from time to time as a "LIBO Rate Loan" bear interest, payable on the last day of each applicable interest period (as defined in the Credit Agreement), at a fluctuating rate equal to the LIBO Rate (Reserve Adjusted) (as defined in the Credit Agreement) plus 2%. As of April 30, 1997, all advances to LaTex under the Credit Agreement were maintained as LIBO Rate Loans that beared interest at the annual rate of 7.5%. Under the Alliance Credit Agreement, the borrowing base will be equal to the outstanding indebtedness under the LaTex Credit Agreement as of the date of the Merger. The borrowing base is to be redetermined semiannually as of December 31 and June 30 of each year.

     At April 30, 1997, the principal on any loans under the Credit Agreement was repayable in monthly installments of $365,000 (including Oakland Petroleum's monthly principal payment of $42,500) plus an additional payment equal to the positive difference, if any, between the net proceeds from Borrower's oil and gas production (as defined in the Credit Agreement) times a variable dedicated percentage (as defined in the Credit Agreement) and the minimum monthly payment.

     (2) Alliance Credit Agreement: In connection with the Merger, a subsidiary of Alliance entered into a Credit Agreement (the "Alliance Credit Agreement") with Bank of America NT & SA (the "Bank") effective as of

March 19, 1997, amending and restating the Credit Agreement in order to restructure LaTex's existing indebtedness to the Bank. As a restructuring fee, in connection with entering into the Alliance Credit Agreement, Alliance issued to the Bank the 156,250 Ordinary Shares and zero coupon convertible loan notes convertible into an additional 115,456 Ordinary Shares.

     Under the Alliance Credit Agreement principal payments are suspended until October 31, 1998 following completion of the Merger. However, cash flows generated by Alliance and its subsidiaries in excess of amounts shown in the business plan that formed the basis of negotiation with the Bank will be used to reduce outstanding principal indebtedness. The maturity date of the existing line of credit remains at March 31, 2000.

     The arrangements related to the abatement of principal cover the 12 months ended October 31, 1998 for monthly amounts of $0.325 million. During the current period no principal repayments were made to Bank of America. Under the terms of the Previous Credit Agreement, the contractual maturities of long term debt as at April 30, 1998 are $2.275 million, and $18.792 million due in the years ending April 30, 1999 and 2000 respectively. However, cash flows generated by the Company in excess of amounts shown in the business plan that formed the basis of negotiation with BoA will be used to reduce outstanding principal indebtedness. See Note 7 "Long-Term Debt" in the Notes to the Consolidated Financial Statements attached herein.

     Substantially all of the existing security for the outstanding indebtedness under the LaTex Credit Agreement, being the mortgages of all of LaTex's producing oil and gas properties and pledges of stock of the Existing Borrowers and ENPRO, remains in place. As additional security, the Bank received mortgages on substantially all of Alliance's producing oil and gas properties and pledges of the stock of Alliance's subsidiaries.

     In connection with the LaTex Merger and the Alliance Credit Agreement, the Company, effective May 1, 1997, acquired the overriding royalty interest in all LaTex's existing producing oil and gas properties, other than those located in the State of Oklahoma, the Perkins field in Louisiana, and certain other minor value properties located in other states from an affiliate of BoA in exchange for 1,343,750 New Alliance Shares, convertible loan notes and warrants.

     Borrowings under the Alliance Credit Agreement maintained from time to time as a "Base Rate Loan" bear interest, payable monthly, at a fluctuating rate equal to the higher of (i) the rate of interest announced from time to time by BoA as its "reference rate" plus 1% or (ii) the "Federal Funds Rate" (as defined in the Alliance Credit Agreement) plus 1 1/4%. Borrowings under the Alliance Credit Agreement maintained from time to time as a "LIBO Rate Loan" bear interest, payable on the last day of each applicable interest period (as defined in the Alliance Credit Agreement), at a fluctuating rate equal to the LIBO Rate (Reserve Adjusted) (as defined in the Alliance Credit Agreement) plus 2%. As at April 30, 1998, the majority of advances to the Company under the Alliance Credit Agreement were maintained as Libo Rate Loans that bore interest at the annual rate of 7.875%.

     As a condition to the Bank making the loans under the Credit Agreement previously in place with LaTex, LaTex's subsidiary, LaTex Petroleum, entered into hedging agreements with the BoA designed to enable LaTex to (a) obtain agreed upon net realized prices for LaTex's oil and gas production (the "LaTex Oil and Gas Hedging Agreements") and (b) protect LaTex against fluctuations in interest rates with respect to the principal amounts of all loans under the LaTex credit agreement. Under the Alliance Credit Agreement, BoA agreed to make available, at its sole discretion, to the Company the amount of $2,500,000 ("Tranche B Facility") to reduce or terminate the LaTex Oil and Gas Hedging Agreements. As at April 30, 1998 $2.472 million had been drawn under the Tranche B Facility by the Company.

     (3) Hedging Arrangements: As a condition to the Bank making the loans under the Credit Agreement, LaTex's subsidiary, LaTex Petroleum, entered into hedging agreements designed to enable LaTex to obtain agreed upon net realized prices for LaTex's oil and gas production and designed to protect LaTex against fluctuations in interest rates with respect to the principal amounts of all loans under the Credit Agreement. Under the LaTex Oil and Gas Hedging Agreements, LaTex pre-sold certain volumes of its gas production for a three year period beginning April 1, 1995 at a fixed price of $1.806 per MMBTU. The dedicated annual volumes for gas average 2,605,384 MMcf in fiscal 1996, 1,948,592 MMcf in fiscal 1997 and 1,115,296 MMcf in fiscal 1998. In addition, LaTex placed a price "collar" on certain volumes of its oil production between $16.50 per barrel and $19.82 per barrel. The dedicated annual volumes for oil average 324,288 Bbls in fiscal 1996, 279,828 Bbls in fiscal 1997 and 170,344 Bbls in fiscal 1998. Interest rate protection was provided based on an interest rate swap at 7.49%. The effect of the LaTex Oil and Gas Hedging Agreements in the three fiscal periods ended April 30, 1997 is described under "Inflation and Prices" below.

     - Termination of LaTex Oil and Gas Hedging Agreements: As a result of the substantial uncertainties regarding the Group's ability to perform in accordance with the commodity price hedging program, and as allowed under the Alliance Credit Agreement, the LaTex Oil and Gas Hedging Agreements were terminated on May 15, 1997 at a cost of $1.128 million. The loss related to the buyout was recognised in its entirety during the period ended October 27, 1997, the date the Company entered into new commodity price hedges. This accounting treatment is in accordance with Statement of Financial Accounting Standards No. 80 "Accounting for Futures Contracts".

     - New Oil and Gas Hedging Agreements: On October 23, 1997 the Company entered into new commodity price hedge agreements to protect against price declines and the volatility in oil and natural gas spot prices. Unlike the LaTex Oil and Gas Hedging Agreements, the new commodity price hedge agreements, while protecting the downside, also provide the Company with exposure to price increases beyond certain agreed price levels. The commodity price hedges have been effected through the purchase of put options (floors) by the Company, and the associated premia cost was funded by additional drawdowns under the Alliance Credit Agreement. The commodity price hedges cover the year to October 31, 1998 and cover in excess of 90% of Alliance's current monthly sales volumes. The floors currently equate to approximately $18.50/bbl Nymex WTI contract and $2.20/mmbtu Nymex Natural Gas contract.

SEASONALITY

     The results of operations are somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis In addition, production at the South Carlton Field in Alabama is affected during the spring rain season, when flooding can require the shutting in of the wells.

INFLATION AND PRICES; HEDGING

     In recent years, inflation has not had a significant impact on operations or financial condition. The generally downward pressure on oil and gas prices during most of such periods has been accompanied by a corresponding downward pressure on costs incurred to acquire, develop and operate oil and gas properties as well as the costs of drilling and completing wells on properties.

     Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of LaTex including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions and government regulations and tax laws. Prices for oil and gas have fluctuated significantly. The following table sets forth the average price received for the transition period ended April 30, 1997 and for each of the last two years and the effects of the hedging arrangement described below.


                                    OIL                  OIL                 GAS                 GAS
                              (EXCLUDING THE        (INCLUDING THE      (EXCLUDING THE      (INCLUDING THE
                                 EFFECT OF            EFFECTS OF          EFFECTS OF          EFFECTS OF
                                  HEDGING              HEDGING             HEDGING             HEDGING
                               TRANSACTIONS)        TRANSACTIONS)       TRANSACTIONS)       TRANSACTIONS)
                           ---------------------  ------------------  ------------------  ------------------
Nine Months ended April           $19.15               $15.34               $2.40               $1.70
 30, 1997

Year ended July 31, 1996          $15.73               $15.24               $2.03               $1.67

Year ended July 31, 1995          $12.86               $12.86               $1.48               $1.48

     A master agreement was entered into to hedge the price of its oil and natural gas. The purpose of the hedging arrangement was to provide protection against price drops and to produce a measure of stability in the volatile environment of oil and natural gas spot pricing. With respect to the losses incurred as a result of this hedging arrangement, see "Capital Resources and Liquidity -- Financing Arrangements." The following table provides a summary of financial contracts.


       OIL
-----------------

                                           PERCENT OF  ESTIMATED               CONTRACT
     PERIOD                                       DIRECT                     FLOOR PRICE
-----------------                            PRODUCTION HEDGED                 (PER BBL)
                                             -----------------         ------------------------
08/01/96-07/31/97                                 79%                          $16.50

08/01/97-03/27/98                                 75%                          $16.50


      GAS
-----------------
                                           PERCENT OF  ESTIMATED               CONTRACT
     PERIOD                                       DIRECT                      SWAP PRICE
-----------------                            PRODUCTION HEDGED                (PER MMBTU)
                                             -----------------         ------------------------
08/01/96-07/31/97                                 71%                          $ 1.81(1)

08/01/97-03/27/98                                 68%                          $ 1.81(1)


     In addition, interest rate hedging agreements were entered into designed to protect against fluctuations in interest rates with respect to its indebtedness to the Bank under the Credit Agreement.

FASB ACCOUNTING STANDARDS

     Financial Accounting Standard Board (FASB) has issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument plan. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This statement is effective for transactions entered into in fiscal years that begin after December 15, 1995.

     In March 1997, FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which establishes new standards for computing and presenting earnings per share. SFAS 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS 128 will not have a material impact on the Company's reported earnings per share.

ISSUES RELATED TO THE YEAR 2000

     As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize data-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Because of the nature of the oil and gas industry and the necessity for the Company to make reserve estimates and other plans well beyond the year 2000, the Company's computer systems and software were already configured to accommodate dates beyond the year 2000. The Company believes that the year 2000 will not pose significant operational problems for the Company's computer systems. The Company has not however, completed its assessment of third parties with which it deals, and it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY

              Audited Financial Statements of Alliance Resources PLC

                                                                              Page
                                                                              ----
     Independent Auditors Report............................................  F-1

     Consolidated Balance Sheets as of April 30, 1997 and July 31, 1996.....  F-2

     Consolidated Statements of Operations for the nine months ended April
      30, 1997 and the years ended July 31, 1996 and 1995;..................  F-4

     Consolidated Statements of Stockholders' Equity for the nine months ended  April 30, 1997 and the years ended July 31, 1996 and 1995;.....  F-5

     Consolidated Statements of Cash Flows for the nine months ended April
      30, 1997 and the years ended July 31, 1996 and 1995;................... F-6

     Notes to Consolidated Financial Statements.............................  F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the directors, executive officers and key employees of the Company as at May 31, 1998 [latest practicable date before filing].


NAME                                     AGE     POSITION
----                                     ---     --------
John A. ("Jak") Keenan                   43      Chairman and Managing Director, Chief
                                                 Executive Officer

H. Brian K. Williams                     43      Finance Director, Chief Financial Officer

Paul R. Fenemore                         42      Director, Operations and Business Development

M. Philip Douglas                        59      Director (Chairman of the Remuneration
                                                 Committee)

William J. A. Kennedy                    58      Director (Chairman of the Audit Committee)

Christopher R. L. Samuelson              51      Director

John R. Martinson                        61      Director

Michael Humphries                        41      Director

     John A. ("Jak") Keenan is an experienced executive in the U.S. and international oil industry. From 1986 until 1992, Mr. Keenan was First Vice President of Corporate Development for Great Western Resources Inc., an independent oil and gas exploration and production company listed on the London Stock Exchange. In that role he oversaw corporate acquisitions and divestitures and also was the senior legal officer for the company. In 1990, Mr. Keenan assumed the additional role of Chief Operating Officer for Great Western and in that role was responsible for day to day administration of the company's affairs. In 1992, Mr. Keenan was elected a director of Great Western and appointed President of is Oil & Gas Division. In that capacity he oversaw the day to day operations of the division that included both domestic operations as well as international operations in Peru. He resigned his position at Great Western in August, 1995 and accepted a position with the law firm of Jenkens & Gilchrist in Houston, Texas, where he specialized in oil and gas transactions. He left Jenkens & Gilchrist in February, 1996 to assume a role overseeing Alliance's U.S. operations. He was elected a director of Alliance in April, 1996 and appointed Managing Director in May, 1996. Mr. Keenan is a U.S. citizen.

     H. Brian K. Williams joined the Board as Finance Director in June 1996. He is a chartered accountant and formerly the Finance Director of Pict Petroleum PLC and previously with Hamilton Brothers and British National Oil Corporation. Mr. Williams is a citizen of the United Kingdom.

     Paul R. Fenemore was appointed to the Board of Alliance in May 1996 as Operations and Business Development Director. He has previously served in a variety of technical and management positions in Amoco, Gulf Oil, Hamilton Brothers, Cairn Energy and Amerada Hess. Mr. Fenemore is a citizen of the United Kingdom.

     M. Philip Douglas is Chairman of the Remuneration Committee and is a former director of and head of international investment at Morgan Grenfell, where he spent 16 years. He is also a director of GT Management. Mr. Douglas is a citizen of he United Kingdom.

     William J. A. Kennedy is Chairman of the Audit Committee. After 25 years in the investment industry, he served as a vice president of a major conglomerate, Crownx Inc. For the past five yeas he has operated a management consulting service and sits on the boards of three public Canadian companies. Mr. Kennedy is a citizen of Canada.

     Christopher R. L. Samuelson joined the Board as a non-executive director in April 1996. He has an extensive background in investment management and banking and currently holds the position of Group Chief Executive of Valmet, a large international trust company with whom he has been associated for the last twelve years. He also holds a wide number of directorships around the world. Mr. Samuelson is a citizen of the United Kingdom.

     John R. Martinson joined the Board as a non-executive director upon the completion of the Merger. Mr. Martinson was a Director of LaTex since May 4, 1995. Mr. Martinson is the principal and founder of Wood Roberts, Inc., an investment banking firm. Since April 1988 Wood Roberts has been involved primarily in the petroleum industry, with a particular focus on initiating and advising on Merger transactions and arranging financing. In January 1996, Wood Roberts, Inc. and J L Ogden & Co., LLC. formed Wood Roberts, LLC., which also pursues investment banking and financial advisory activities. In 1995, Mr. Martinson was also a principal in the merchant banking firm Martinson, O'Dell & Ogden, L.L.C., specializing in corporate and project finance. From 1973 to 1988, Mr. Martinson was an independent oil operator and investor, including the founding and management of companies involved in oil and gas exploration and development, crude oil and products trading, refining and marketing, natural gas gathering and processing and electric utility loan management. Mr. Martinson is a U.S. citizen.

     Michael E Humphries, aged 41, joined the Board of Alliance in December 1997. Having begun his career at Britoil plc., he has spent 16 years working in the international oil and gas arena and is currently Senior Vice President of Rothschild Natural Resources, LLC, based in Washington DC, USA, where he has responsibility for Rothschild's oil and gas activities in North America. Mr Humphries is a citizen of the United Kingdom.

     Directors are elected by the shareholders of the Company and hold office until their earlier death, resignation, retirement, disqualification or removal. The directors may at any time appoint additional directors who will hold office until the next annual general meeting of the Company, when they will be eligible for re-election. One third of the directors retire from office at each annual general meting of the Company but are eligible for re-election. The Board may appoint any director to the office of Chief Executive or Managing Director or other executive office upon such terms and for such period as they think fit.

     No family relationships exist among the directors or executive officers of the Company or its subsidiaries.

     Except as indicated above, none of the directors of the Company is a director of any other company that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or that is subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

     Committees. The Board has established standing committees. The Remuneration Committee is composed of Mr. M. P. Douglas (chair), Mr. C.R.L. Samuelson and Mr. J R Martinson. Its responsibilities include advising the Board on remuneration of the executive directors. During the nine months to April 30, 1997, the committee met once. The Audit Committee is composed of Mr. W.J.A. Kennedy (chair), Mr. M.P. Douglas and Mr. J R Martinson. Its responsibilities include recommending to the shareholders the firm to be employed as Alliance's independent auditors and consulting with, and reviewing the reports of, Alliance's independent auditors and financial staff. During the nine months to April 30, 1997, the committee met once.

ITEM 11. EXECUTIVE COMPENSATION.

     The total compensation paid for each of the three fiscal years of Alliance ended April 30, 1997, to the persons who served as Managing Director and chief executive, and to each other executive officer who earned at least $100,000 in salary and bonus in fiscal 1997 (collectively, the "Named Executive Officers"), is set forth below in the following Summary Compensation Table:

            SUMMARY COMPENSATION TABLE

                                                                 LONG TERM
                                                                COMPENSATION
                                                                   Awards
                                                                ------------
                                         ANNUAL COMPENSATION     SECURITIES    ALL OTHER
                                         -------------------     UNDERLYING    COMPEN-
                                FISCAL                            OPTIONS/      SATION
NAME AND PRINCIPAL POSITION      YEAR    SALARY ($) BONUS ($)     SARS (#)       ($)
---------------------------      ----    ---------  ---------     --------       ---
D. Patrick Maley, Acting         1997      13,386      ---             ---      109,525
  Executive Chairman (1)         1996      57,311      125             ---          ---

John A. Keenan,                  1997     150,333      ---         150,000        5,061
  Managing Director (2)

H. Brian K. Williams             1997     144,751      ---          62,500          ---
  Finance Director (3)

Paul R. Fenemore                 1997     142,789      ---          25,000          ---
  Operations and Business
  Development Director (4)

(1) Mr. Maley acted as Executive Chairman from November 29, 1995 to May 22,
    1996.
(2) Mr. Keenan assumed his position with Alliance on May 22, 1996.
(3) Mr. Williams assumed his position with Alliance on June 5, 1996.
(4) Mr. Fenemore assumed his position with Alliance on May 21,1996.

STOCK OPTIONS

    The table below sets forth, in summary form, with respect to the Named Officers, (i) the name of such officer receiving grants of stock options from the Company during the fiscal year ended April 30, 1997; (ii) the number of securities underlying the options; (iii) the percent such grant represents of the total options granted to employees during the fiscal year ended April 30, 1997; (iv) the per-share exercise price of the options granted; (v) the expiration date of the options; and(vi) the potential realizable value at assumed annual rates of stock price appreciation.

                                          OPTIONS/SAR GRANTS IN 9 MONTH PERIOD TO APRIL 30, 1997

                                                                                POTENTIAL REALIZABLE VALUE AT
                                                                                ASSUMED ANNUAL RATES OF STOCK
                                                                                    PRICE APPRECIATION
                                            INDIVIDUAL GRANTS                         FOR OPTION TERM
                        -----------------------------------------------------------  -----------------
                                               % OF TOTAL
                            SECURITIES       OPTIONS/SHARES
                            UNDERLYING         GRANTED TO      EXERCISE
                             OPTIONS          EMPLOYEES IN     OR BASE   EXPIRATION
NAME                       GRANTED (#)      FISCAL YEAR(2)      PRICE($)    DATE       5%       10%
----                       -----------      --------------     --------  ----------    --       ---
John A. Keenan              150,000               63%            1.32    12.16.2006  125,419   317,837
H. Brian K. Williams         62,500               26%            1.32    12.16.2006   52,258   132.432
Paul R. Fenemore             25,000               11%            1.32    12.16.2006   20,903    52,973

                                 FISCAL YEAR END OPTION VALUES

                                  NUMBER OF                      VALUE OF
                                 SECURITIES                    UNEXERCISED
                                 UNDERLYING                    IN-THE-MONEY
                                 UNEXERCISED                     OPTIONS
                                 OPTIONS AT                    AT APRIL 30,
                               APRIL 30, 1997                      1997
                               ---------------                --------------

        NAME                    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE    EXERCISABLE
-----------------------        ---------------  ------------  --------------  --------------

John A. Keenan                     150,000           0               0               0

H. Brian K. Williams                62,500           0               0               0

Paul R. Fenemore                    25,000           0               0               0


EMPLOYMENT AGREEMENTS

     Each of Messrs. Keenan, Williams and Fenemore have entered into Executive Service Agreements with Alliance providing for his employment in his current capacity for an initial fixed term of two years beginning October 15, 1996, December 16, 1996, and September 20, 1996, respectively, and automatic extensions of the initial term for additional one year periods (two year periods in the case of Mr Keenan) unless written notice of either party's intention not to extend has been given to the other party at least three months prior to the expiration of the then effective one year period of employment (two year period in the case of Mr Keenan), provided that the executive may at any time terminate his employment by giving a minimum of three months notice. If the executive's employment terminates for any reason other than the executive's breach of the agreement, disability or malfeasance, Alliance must pay the executive an amount equal to the executive's salary for the then remaining term of the executive's employment. Upon the involuntary termination of the executive's employment without cause or voluntary termination by the executive after a change in his office location, his responsibilities or reduction in compensation following a change in control of Alliance, the executive is entitled to the payment in one lump sum of cash in an amount equal to two times the average annual salary, bonus and benefits paid to the executive for the previous two years.

     The annual salary under the agreements is $180,000 for Mr. Keenan, (Pounds)85,000 for Mr. Williams, and (Pounds)96,000 for Mr. Fenemore, plus any bonuses or other compensation determined by Alliance's Board of Directors in its discretion.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of May 31, 1998, the Company had 31,209,408 issued and outstanding Ordinary Shares. The following table sets forth, as of May 31, 1998 latest practicable date before filing , the number and percentage of Ordinary Shares of the Company owned beneficially by (i) each director of the Company, (ii) each officer of the Company named in the Summary Compensation Table in Item 11 above,
(iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to own of record or beneficially more than 5% of the Company's Ordinary Shares. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares indicated.

      NAME AND ADDRESS OF                   SHARES OWNED             PERCENT
      BENEFICIAL OWNER(1)                   BENEFICIALLY               OWNED
      -------------------                   ------------        BENEFICIALLY
                                                                ------------
John A. Keenan...........................      650,000(2)               1.8%
H. Brian K. Williams.....................      132,500(3)                  *
Paul R. Fenemore.........................      225,000(4)                  *
William J.A. Kennedy.....................        4,125                     *
M. Philip Douglas........................       99,583                     *
Christopher R. L. Samuelson..............            0                     -
Michael E. Humphries.....................            0                     -
John R. Martinson(5).....................      778,987                  2.1%
Enron Reserve Acquisition Corp.(6).......    3,239,708                  8.9%
Trans Arabian Energy Ltd.(7).............    1,575,875                  4.3%
Bank of America(8).......................    3,904,519                 10.7%
Framlington Investment
  Management Ltd. (9)....................    1,850,000                  5.1%
All Executive Officers and
   Directors of Alliance as a group
   (8 persons)(2), (3), (4), (5).........    1,870,195                  5.2%

*    Less than one percent.

(1) All of the Alliance's directors may be contacted at Kingsbury House, 15-17 King Street, London SW1Y 6QU.

(2) Includes options to purchase 550,000 Shares granted pursuant to Alliance's executive share option plans.

(3) Includes options to purchase 112,500 Shares granted pursuant to Alliance's executive share option plans.

(4) Consists of options to purchase 225,000 Shares granted pursuant to Alliance's executive share option plans.

(5) Includes presently exercisable warrants to purchase 374,877 Shares held by Wood Roberts, Inc., a corporation under the control of Mr. Martinson and presently exercisable warrants to purchase 218,334 Shares held by Wood Roberts, LLC, a Texas limited liability company 50% owned by Mr. Martinson.

(6) The address of Enron Reserve Acquisition Corp. is 1400 Smith Street, Houston, Texas 77002.

(7) The address of Trans Arabian Energy Ltd. is 50 Town Range, Gibraltar. It is wholly owned by Sheikh Ahmed Mannai of Qatar.

(8) Consists of 1,500,000 Shares, convertible loan notes (the "Bank Notes") and immediately exercisable warrants convertible into or exercisable for 2,404,519 Shares issued to an affiliate of BoA. The address of BoA is 231
     S. LaSalle Street, Chicago, Illinois 60697.

(9) The address of Framlington Investment Management Ltd. is 15 Bishopsgate, London, EC2M 3XJ.

In addition to the interests set out above, John A. Keenan is interested in 45,000 Shares held in the name of Diamond Securities Limited and 102,500 Shares held in the name of Havensworth Limited by virtue of having proxy over the voting rights attaching to these Shares pending their sale, as required by a settlement of legal proceedings with the former Managing Director of the Company in August 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Since January 1993 LaTex has leased a condominium located in Tulsa, Oklahoma owned by Jeffrey T. Wilson, who was Chairman and Chief Executive Officer of LaTex. Under the terms of the oral lease arrangement, LaTex pays Mr. Wilson approximately $1,100 per month. The condominium is used by LaTex to house its out of town employees and guests. At April 30, 1997, LaTex owed Mr. Wilson approximately $8,000 for unpaid rent.

      In connection with the Merger, LaTex sold to Imperial Petroleum, Inc. ("Imperial") its interests in Imperial, Wexford Technology, Inc., LaTex Resources International, Inc. and Phoenix Metals, Inc. for 100,000 shares of LaTex's common stock. Imperial is controlled by Jeffrey T. Wilson who was Chairman, President and Chief Executive Officer of LaTex. Mr. Wilson contributed to Imperial the 100,000 shares of LaTex's common stock to be used by Imperial in acquiring LaTex's interest in these companies.

      LaTex was previously a party to an agreement with Wood Roberts, Inc. ("WRI"), a company controlled by John R. Martinson, a Director of LaTex, pursuant to which WRI acted as a financial advisor to LaTex. Under the agreement, LaTex paid WRI a monthly fee of $4,000 and agreed to pay WRI a success fee in connection with any Merger or acquisition involving a party introduced to LaTex by WRI, and any financing facility arranged by WRI. WRI assisted LaTex in obtaining its credit facility with Bank of America. Through July 31, 1996, LaTex paid WRI cash retainer and success fees of $55,000. In addition, LaTex issued to WRI six year common stock purchase warrants to purchase 536,000 shares at $0.75 per share, of which WRI has exercised and purchased 100,000 shares. As of March 4, 1996, the financial advisor agreement between LaTex and WRI was terminated by agreement of the parties. By separate agreement LaTex paid Wood Roberts a fee of $240,000 upon completion of the Merger and a fee equal to 0.5% of the amount of any credit facility obtained by LaTex from a bank or other financial institution introduced to LaTex by Wood Roberts in order to refinance its indebtedness to Bank of America, settled by the issue to Wood Roberts of 100,000 shares of LaTex common stock.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8.

(a) Financial Statements (included at Item 8. Financial Statements and Supplemental Data):

             Audited Financial Statements of LaTex Resources, Inc.

Independent Auditor's Report;
Consolidated Balance Sheets as of April 30, 1997 and July 31, 1996 ; Consolidated Statements of Operations for the nine-month period ended April 30, 1997, and years ended July 31, 1996 and 1995;
Consolidated Statements of Stockholders' Equity for the nine-month period ended April 30, 1997, and years ended July 31, 1996 and 1995;
Consolidated Statements of Cash Flows for the nine-month period ended April 30, 1997, and the years ended July 31, 1996 and 1995; and Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the transition period ending April 30, 1997.

(c)    Exhibits.

    Exhibit
Number    Description
------    -----------

3.1*   Memorandum of Association of Alliance Resources Plc (3.1)

3.2*   Articles of Association of Alliance Resources Plc (3.7)

3.3*   Form of Warrant Agreement relating to Warrants issued to Society National
       Bank as Warrant Agent for holders of certain LaTex Warrants (3.3)

3.4* Warrant Agreement and form of Warrant issued to all other holders of LaTex Warrants (3.4)

3.5*   Form of Convertible Loan Note Instrument entered into between Alliance
       Resources Plc and Bank of America NT & SA (3.5)

3.6* Registration Rights Agreement between Alliance Resources Plc and affiliate of Bank of America NT & SA (3.6)

10.1*  Executive Service Agreement between Alliance Resources Plc and John A.
       Keenan dated October 15, 1996 (10.1)

10.2*  Executive Service Agreement between Alliance Resources Plc and Paul R.
       Fenemore dated September 20, 1996 (10.2)

10.3*  Executive Service Agreement between Alliance Resources Plc and H.
       Brian K. Williams dated December 16, 1996 (10.3)

10.4*  Second Amended and Restated Credit Agreement among LaTex Petroleum
       Corporation, LaTex/GOC Acquisitions, Inc., Germany Oil Company, Alliance
       Resources (USA) Inc. and Source Petroleum Inc. as Borrowers and Bank of
       America NT & SA as the Lender (10.4)

22.1   Subsidiaries



*  Incorporated by reference from the indicated exhibit filed with Alliance's
   Registration Statement on Form F-4 (No. 333-19013).

                                 Subsidiaries

Latex Resources Inc.
Alliance Resources Group, Inc.
LaTex/GOC Acquisition Inc.
LaTex Petroleum Corporation
Germany Oil Company
Germany Operating Company
ENPRO
Alliance Resources (USA)
ARNO
ARCOL
Source Petroleum


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Alliance Resources PLC


Date:                      1998        /s/ JOHN A. KEENAN
     --------------------              ---------------------------------------
                                       John A. Keenan,
                                       Chairman and Managing Director


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



SIGNATURE                                             TITLE                                 DATE
---------                                             -----                                 ----

/s/ JOHN A. KEENAN                      Chairman and  Managing Director                     1998
--------------------------------------  (Chief Executive Officer)
     John A. Keenan

/s/ H. BRIAN K. WILLIAMS                Finance  Director (Principal                        1998
--------------------------------------  Financial and Accounting Officer)
     H. Brian K. Williams

/s/ PAUL R. FENEMORE                    Director of Operations and                          1998
--------------------------------------  Business Development
     Paul R. Fenemore

/s/ PHILIP DOUGLAS                      Director                                            1998
--------------------------------------
     Philip Douglas

/s/ JOHN R. MARTINSON                   Director                                            1998
-------------------------------------
     John R. Martinson


                         INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS
ALLIANCE RESOURCES PLC AND SUBSIDIARIES


WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF ALLIANCE RESOURCES PLC AND SUBSIDIARIES AS OF APRIL 30, 1997 AND JULY 31, 1996 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND THE YEARS ENDED JULY 31, 1996 AND 1995. THESE CONSOLIDATED FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE CONSOLIDATED FINANCIAL POSITION OF ALLIANCE RESOURCES PLC AND SUBSIDIARIES AS OF APRIL 30, 1997 AND JULY 31, 1996 AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND THE YEARS ENDED JULY 31, 1996 AND 1995 IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

AS DISCUSSED IN NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS, THE COMPANY CHANGED ITS METHOD OF ACCOUNTING FOR OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES DURING 1997.


KPMG Audit Plc.
Chartered Accountants
Registered Auditor
London, England


April 29, 1998 except for Note 8
which is as of June 17, 1998.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       APRIL 30, 1997 AND JULY 31, 1996



            ASSETS                                                 1997           1996
           -------                                                 ----           ----
                                                                             (AS RESTATED)

CURRENT ASSETS:
 CASH                                                         $     72,948          19,337
 ACCOUNTS RECEIVABLE - TRADE                                     2,119,406       3,324,309
 NOTES RECEIVABLE                                                        -         515,820
 OTHER CURRENT ASSETS                                               54,176         203,080
                                                              ------------     -----------

     TOTAL CURRENT ASSETS                                        2,246,530       4,062,546
                                                              ------------     -----------


PROPERTY, PLANT AND EQUIPMENT, AT COST
 OIL AND GAS PROPERTIES, AT COST, FULL COST METHOD              36,107,310      41,379,540
 OTHER DEPRECIABLE ASSETS                                          855,512         854,259
                                                              ------------     -----------
                                                                36,962,822      42,233,799
 LESS ACCUMULATED DEPRECIATION AND DEPLETION                   (10,254,970)    (12,761,131)

     NET PROPERTY, PLANT AND EQUIPMENT                          26,707,852      29,472,668
                                                              ------------     -----------


OTHER ASSETS:
 NOTES RECEIVABLE                                                        -         757,500
 DEPOSITS AND OTHER ASSETS                                         282,920         295,526
 DUE FROM RELATED PARTIES                                                -         392,297
 DEFERRED LOAN COSTS, LESS ACCUMULATED AMORTIZATION              1,620,185       1,512,899
                                                              ------------     -----------

                                                              $ 30,857,487      36,493,436
                                                              ============     ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    LIABILITIES AND STOCKHOLDERS' EQUITY                                    1997                  1996
    ------------------------------------                                    ----                  ----
                                                                                              (AS RESTATED)

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE -TRADE                                               $ 11,428,872              9,057,707
 ACCOUNTS PAYABLE - OTHER                                                         -                132,000
 ACCRUED EXPENSES PAYABLE                                                   437,736                607,055
 CURRENT PORTION OF LONG-TERM DEBT                                                -             22,235,867
                                                                       ------------            -----------

     TOTAL CURRENT LIABILITIES                                           11,866,608             32,032,629

OTHER LIABILITIES                                                           810,783                615,000
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                           18,095,497                      -
                                                                       ------------            -----------

     TOTAL LIABILITIES                                                   30,772,888             32,647,629
                                                                       ------------            -----------

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK - PAR VALUE $.01; 5,000,000 SHARES
   AUTHORIZED:
   SERIES A CONVERTIBLE PREFERRED STOCK WITH LIQUIDATION
       PREFERENCES OF $4,570,510 AND $4,498,280 ISSUED AND
       OUTSTANDING AT APRIL 30, 1997 AND JULY 31, 1996,
       RESPECTIVELY                                                           4,571                  4,498
   SERIES B CONVERTIBLE PREFERRED STOCK WITH LIQUIDATION
       PREFERENCES OF $5,245,370 AND $4,800,250 ISSUED AND
       OUTSTANDING AT APRIL 30, 1997 AND JULY 31, 1996,
       RESPECTIVELY                                                           5,246                  4,800
 COMMON STOCK - PAR VALUE $.01; 50,000,000 AUTHORIZED;
     ISSUED AND OUTSTANDING 20,913,995 AND 19,123,995 AT
     APRIL 30, 1997 AND JULY 31, 1996, RESPECTIVELY                         209,140                191,240
 ADDITIONAL PAID-IN CAPITAL                                              19,482,453             18,355,134
 ACCUMULATED DEFICIT                                                    (19,127,446)           (14,220,500)
 TREASURY STOCK (1,108,500 AND 1,008,500 AT APRIL 30, 1997 AND
     JULY 31, 1996, RESPECTIVELY)                                          (489,365)              (489,365)
                                                                       ------------            -----------

     TOTAL STOCKHOLDERS' EQUITY                                              84,599              3,845,807
                                                                       ------------            -----------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

                                                                       $ 30,857,487             36,493,436
                                                                       ============            ===========

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       NINE MONTHS ENDED APRIL 30, 1997
                                      AND
                      YEARS ENDED JULY 31, 1996 AND 1995



                                                              1997                   1996                  1995
                                                              ----                   ----                  ----
                                                                                (AS RESTATED)          (AS RESTATED)

REVENUES:
 OIL AND GAS REVENUE                                      $  5,698,490            11,979,982              8,585,453
 CRUDE OIL AND GAS MARKETING                                   146,381               540,156              1,223,188
                                                          ------------           -----------             ----------

     TOTAL REVENUES                                          5,844,871            12,520,138              9,808,641
                                                          ------------           -----------             ----------

OPERATING EXPENSES:
 LEASE OPERATING EXPENSE                                     3,117,341             5,472,130              4,643,030
 COST OF CRUDE OIL AND GAS MARKETING                            15,798               133,455                743,610
 CESSATION OF OVERSEAS EXPLORATION                                   -             3,446,795                      -
 GENERAL AND ADMINISTRATIVE EXPENSES                         3,481,003             2,893,146              2,736,267
 DEPRECIATION, DEPLETION, AND AMORTIZATION                   1,541,415             3,510,814              3,364,031
                                                          ------------           -----------             ----------

     TOTAL OPERATING EXPENSES                                8,155,557            15,456,340             11,486,938
                                                          ------------           -----------             ----------

LOSS FROM OPERATIONS                                        (2,310,686)           (2,936,202)            (1,678,297)
                                                          ------------           -----------             ----------

OTHER INCOME (EXPENSE):
 EQUITY IN NET LOSSES AND WRITE-OFFS OF
     INVESTMENTS IN AFFILIATES                                 (19,823)           (4,034,414)              (234,608)
 INTEREST EXPENSE                                           (2,102,933)           (2,829,700)            (1,416,064)
 INTEREST INCOME                                                52,038               280,322                 58,309
 MISCELLANEOUS EXPENSE                                          (7,929)           (1,810,382)                     -
                                                          ------------           -----------             ----------

     TOTAL OTHER EXPENSE                                    (2,078,647)           (8,394,174)            (1,592,363)
                                                          ------------           -----------             ----------

LOSS BEFORE INCOME TAXES                                    (4,389,333)          (11,330,376)            (3,270,660)

INCOME TAX EXPENSE                                                   -                     -                 35,096
                                                          ------------           -----------             ----------

NET LOSS                                                    (4,389,333)          (11,330,376)            (3,305,756)

PREFERRED STOCK DIVIDENDS                                     (517,613)             (570,621)              (132,800)
                                                          ------------           -----------             ----------

NET LOSS FOR COMMON SHAREHOLDERS                          $ (4,906,946)          (11,900,997)            (3,438,556)
                                                          ============           ===========             ==========

LOSS PER SHARE FOR COMMON SHAREHOLDERS                    $       (.25)                 (.66)                  (.19)
                                                          ============           ===========             ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                19,289,275            18,011,826             17,661,428
                                                          ============           ===========             ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED APRIL 30, 1997
                                      AND
                      YEARS ENDED JULY 31, 1996 AND 1995



                                                                               RETAINED
                                              COMMON STOCK       ADDITIONAL    EARNINGS                    TOTAL
                               PREFERRED  ---------------------   PAID-IN    (ACCUMULATED   TREASURY   STOCKHOLDERS'
                                 STOCK      SHARES    PAR VALUE   CAPITAL      DEFICIT)       STOCK        EQUITY
                               ---------  ----------  ---------  ----------  ------------   --------   -------------
BALANCES AT JULY 31, 1994,
   AS PREVIOUSLY REPORTED      $     -    18,480,195   $184,802   8,692,456     1,677,686   (275,000)     10,279,944

ADJUSTMENT FOR THE CUMU-
   LATIVE EFFECT OF RETRO-
   ACTIVELY APPLYING FULL
   COST METHOD OF ACCOUNT-
   ING FOR OIL AND GAS
   EXPLORATION AND DEVELOP-
   MENT ACTIVITIES                     -           -          -           -      (558,633)         -        (558,633)
                               ---------  ----------   --------  ----------   -----------   --------     -----------

BALANCES AT AUGUST 1, 1994,
   AS RESTATED                         -  18,480,195    184,802   8,692,456     1,119,053   (275,000)      9,721,311

ISSUED FOR DEBT                        -     150,000      1,500      96,938             -          -          98,438
ISSUED FOR ACQUISITION OF
   GERMANY OIL COMPANY             8,088     250,000      2,500   8,227,322             -          -       8,237,910
ISSUED FOR DIVIDENDS                 133           -          -     132,667      (132,800)         -               -
PURCHASE OF TREASURY
    STOCK                              -           -          -           -             -   (124,106)       (124,106)
NET LOSS, AS RESTATED                  -           -          -           -    (3,305,756)         -      (3,305,756)
                               ---------  ----------   --------  ----------   -----------   --------     -----------

BALANCES AT JULY 31, 1995,
    AS RESTATED                    8,221  18,880,195    188,802  17,149,383    (2,319,503)  (399,106)     14,627,797

ISSUED FOR SERVICES                    -     100,000      1,000      77,125             -          -          78,125
ISSUED FOR DEBT OF AFFILIATE           -     143,800      1,438      59,082             -          -          60,520
ISSUED FOR LITIGATION
   SETTLEMENT                        500           -          -     499,500             -          -         500,000
ISSUED FOR DIVIDENDS                 577           -          -     570,044      (570,621)         -               -
PURCHASE OF TREASURY
    STOCK                              -           -          -           -             -    (90,259)        (90,259)
NET LOSS, AS RESTATED                  -           -          -           -   (11,330,376)         -     (11,330,376)
                               ---------  ----------   --------  ----------   -----------   --------     -----------

BALANCES AT JULY 31, 1996,
    AS RESTATED                    9,298  19,123,995    191,240  18,355,134   (14,220,500)  (489,365)      3,845,807

ISSUED FOR SERVICES                    -     100,000      1,000      99,000             -          -         100,000
ISSUED FOR EMPLOYEE BONUS              -   1,690,000     16,900     511,225             -          -         528,125
ISSUED FOR DIVIDENDS                 519           -          -     517,094      (517,613)         -               -
NET LOSS                               -           -          -           -    (4,389,333)         -      (4,389,333)
                               ---------  ----------   --------  ----------   -----------   --------     -----------

BALANCES AT APRIL 30,1997         $9,817  20,913,995   $209,140  19,482,453   (19,127,446)  (489,365)         84,599
                               =========  ==========   ========  ==========   ===========   ========     ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       NINE MONTHS ENDED APRIL 30, 1997
                                      AND
                      YEARS ENDED JULY 31, 1996 AND 1995


                                                                    1997                  1996                 1995
                                                                    ----                  ----                 ----
                                                                                      (AS RESTATED)        (AS RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                                        $(4,389,333)         (11,330,376)          (3,305,756)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION, DEPLETION AND AMORTIZATION                      1,541,415            3,510,814            3,364,031
     AMORTIZATION OF DEFERRED LOAN COSTS                             394,000              193,000              125,000
     EMPLOYEE BONUS                                                  528,125                    -                    -
     LITIGATION SETTLEMENT                                                 -              500,000                    -
     WRITE-OFFS OF INVESTMENTS IN AFFILIATES                               -            4,034,414              234,608
     CESSATION OF OVERSEAS EXPLORATION                                     -            3,446,795                    -
 CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS
   OF ACQUISITION:
     ACCOUNTS RECEIVABLE                                           1,204,903              203,155            1,073,004
     DUE FROM RELATED PARTIES                                        392,297              198,288              (76,591)
     ACCRUED EXPENSES PAYABLE                                       (169,319)             467,942              (34,017)
     ACCOUNTS PAYABLE                                              2,239,165            1,686,017              390,146
     OTHER ASSETS                                                    161,530              (40,290)             (40,012)
     OTHER LIABILITIES                                               195,783              615,000                    -
                                                                 -----------          -----------          -----------

     NET CASH PROVIDED BY  OPERATING ACTIVITIES                    2,098,566            3,484,759            1,730,413
                                                                 -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT                      1,573,625            3,984,491              357,445
 PURCHASES OF PROPERTY AND EQUIPMENT                                (350,322)          (3,899,198)          (4,803,199)
 INCREASE IN ACCOUNTS AND NOTES RECEIVABLE-OTHER                           -           (2,300,000)                   -
 DECREASE IN ACCOUNTS AND NOTES RECEIVABLE-OTHER                   1,273,320            1,032,500                    -
 ACQUISITION OF GERMANY OIL COMPANY, NET OF
   CASH ACQUIRED                                                           -                    -          (10,592,292)
 ADVANCES TO UNCONSOLIDATED AFFILIATES                                     -             (326,334)          (1,575,820)
                                                                 -----------          -----------          -----------

     NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                      2,496,623           (1,508,541)         (16,613,866)
                                                                 -----------          -----------          -----------


                                                                       CONTINUED

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                       NINE MONTHS ENDED APRIL 30, 1997
                                      AND
                      YEARS ENDED JULY 31, 1996 AND 1995


                                                                 1997                1996                 1995
                                                                 ----                ----                 ----
                                                                                (AS RESTATED)        (AS RESTATED)

CASH FLOWS FROM FINANCING ACTIVITIES:
 DEFERRED LOAN AND REORGANIZATION COSTS                     $  (401,208)           (137,186)           (1,483,143)
 PROCEEDS FROM NOTES PAYABLE                                          -           6,233,192            26,837,059
 PAYMENTS ON NOTES PAYABLE                                   (4,140,370)         (8,276,857)          (10,100,527)
 PAYMENTS ON NOTES PAYABLE - SHAREHOLDER                              -                   -              (140,000)
 PURCHASES OF TREASURY STOCK                                          -             (90,259)             (124,106)
                                                            -----------          ----------           -----------

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                  (4,541,578)         (2,271,110)           14,989,283
                                                            -----------          ----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             53,611            (294,892)              105,830

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                    19,337             314,229               208,399
                                                            -----------          ----------           -----------

CASH AND CASH EQUIVALENTS END OF PERIOD                     $    72,948              19,337               314,229
                                                            ===========          ==========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
----------------------------------------------------
 CASH PAID DURING THE YEAR FOR INTEREST                     $ 1,623,985           2,403,156             1,307,264
                                                            ===========          ==========           ===========
 CASH PAID FOR INCOME TAXES                                 $        -                5,275                 7,739
                                                            ===========          ==========           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
------------------------------------------------
FINANCING ACTIVITIES
--------------------
 COMMON STOCK ISSUED FOR SERVICES AND BONUS                 $   562,500              78,125                98,438
 STOCK ISSUED TO ACQUIRE GERMANY OIL COMPANY:
   COMMON                                                             -                   -               144,530
   PREFERRED                                                          -                   -             8,093,380
 PREFERRED STOCK ISSUED FOR LITIGATION SETTLEMENT                     -             500,000                     -
 COMMON STOCK ISSUED TO PAY DEBT OF
   UNCONSOLIDATED AFFILIATE                                           -              60,520                     -



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 30, 1997
                                      AND
                            JULY 31, 1996 AND 1995



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

     Alliance Resources PLC (Alliance) and its subsidiaries are engaged in the exploration, development and production of oil and gas and oil and gas marketing. The Group's principal oil and gas production operations are conducted in Oklahoma, Texas, Louisiana, Mississippi and Alabama. Until the year ended July 31, 1996, it was also involved in exploration and development of oil and gas properties in Tunisia and Kazakhstan, C.I.S.

     Alliance is a London-based public limited company organized under the laws of England and Wales and its shares are listed on the London Stock Exchange.

     On May 1, 1997, Alliance completed its acquisition of LaTex Resources, Inc. (Latex), a US independent oil and gas exploration and production company. The acquisition resulted in the issue of 21,448,787 ordinary shares to the shareholders of Latex compared to the 8,103,816 then outstanding. As a result, the former Latex shareholders had a controlling interest in the combined group and so for accounting and financial reporting purposes, Latex is treated as having acquired Alliance ("Reverse Acquisition"). Accordingly, in the consolidated financial statements for periods beginning on or after May 1, 1997, the assets and liabilities of Alliance will be recorded at fair values while the assets and liabilities of LaTex and its subsidiaries are recorded at their historical costs as shown in LaTex's existing financial statements. The consolidated financial statements of Alliance for all financial periods to April 30, 1997 reflect the results of operations and assets and liabilities of LaTex and its subsidiaries.

     CHANGE OF FISCAL YEAR END

     Latex's fiscal year end was July 31 whereas that of Alliance was April 30. As a result, the fiscal year end changed from July 31 to April 30 effective April 30, 1997.

     FINANCIAL CONDITION

     The Directors consider that satisfactory progress has been made in integrating and rationalizing the operations of LaTex since the acquisition on May 1, 1997 and that the financial condition of the Group is significantly improved. Working capital deficits and operating losses have been much reduced.

     Management plans to consummate a significant acquisition which will involve the satisfactory restructuring of the Group's borrowings. If this transaction is not consummated, the Directors will seek other transactions of a similar nature, restructure the current credit facility or seek alternative

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
     forms of financing and will take such steps as are necessary to allow the Group to meet its obligations as they fall due. Such steps might include the continuing rationalization of the Group's overheads, deferral of elements of the recompletion program and the disposition of oil and gas properties.

     CONSOLIDATION

     The consolidated financial statements comprise the financial statements of the Company and all other companies in which the Group's holding exceeds 50 percent. Transactions and balances between group companies are eliminated on consolidation.

     EARNINGS PER SHARE

     Basic loss per share has been computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The effect of potential common shares (warrants, options and convertible subordinated unsecured loan notes) is antidilutive. Accordingly, diluted loss per share is not presented.

     FOREIGN CURRENCY TRANSLATION

     The financial statements of companies of the Group whose functional currency is not US dollars are translated for consolidation purposes at the rate of exchange ruling at the balance sheet date. Exchange differences arising on the translation net assets are taken directly to stockholder's equity.

     Transactions with third parties are translated into the functional currency at the exchange rate prevailing at the date of each transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into US dollars at the exchange rate prevailing at the balance sheet date. Any exchange gain or loss is dealt with through the consolidated statement of operations.

     REVENUES

     Revenues represents income from production and delivery of oil and gas, recorded net of royalties in kind. The Group follows the sales method of accounting for gas imbalances. A liability is recorded only if the Group's excess takes of gas volumes exceed its estimated recoverable reserves from the relevant well and no receivable is recorded where the Group has taken less than its entitlement to gas production.

     OIL AND GAS INTERESTS

     The Group follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are capitalized as tangible fixed assets. Such costs include lease acquisition costs, geological costs, the costs of drilling both productive and non-productive wells, production equipment and related overhead costs. Capitalized costs, plus

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
     estimated future development costs are accumulated in pools on a country-by-country basis and depleted using the unit-of-production method based upon estimated net proved reserve volumes. Reserve volumes are combined into equivalent units using approximate relative energy content.

     Costs of acquiring and evaluating unproved properties and major development projects are excluded from the depletion calculation until it is determined whether or not proved reserves are attributable to the properties, the major development projects are completed, or impairment occurs, at which point such costs are transferred into the pool.

     Proceeds from the sale or disposal of properties are deducted from the relevant cost pool except for sales involving significant reserves where a gain or loss is recognized.

     The Group performs a "ceiling test" calculation in line with industry practice. Costs permitted to be accumulated in respect of each cost pool are limited to the future estimated net recoverable amount from estimated production of proved reserves. Future estimated net recoverable amounts are determined after discounting and using prices and cost levels at the balance sheet date.

     Provision is made for abandonment costs net of estimated salvage values, on a unit-of-production basis, where appropriate.

     DEPRECIATION OF OTHER FIXED ASSETS

     Other tangible fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight line basis to write off the cost of assets, net of estimated residual values, over their estimated useful lives as follows:

                    Fixtures and equipment  -  3 to 7 years
                    Buildings               -  30 years

     DEFERRED TAXATION

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

     JOINT VENTURES

     The Group's exploration, development and production activities are generally conducted in joint ventures with other companies. The consolidated financial statements reflect the relevant proportions of turnover, production, capital expenditure and operating costs applicable to the Group's interests.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     The effects of redeterminations of equity interests in joint ventures are accounted for when the outcome of the redetermination is known.

     LEASES

     Rentals under operating leases are charged to the consolidated statement of operations on a straight line basis over the lease term.

     DEBT ISSUANCE COSTS

     Debt issuance costs are initially capitalized as intangible assets and are amortized over the term of the debt to which they relate.

     DERIVATIVES

     Changes in value of financial instruments, utilized to hedge commodity price and interest rate risk are recognized in the consolidated statement of operations when the underlying transactions are recognized. Changes in value of financial instruments which do not meet the criteria to be treated as a hedge of an underlying risk are recognized in the consolidated statement of operations as they occur.

     The Group's criteria for a derivative instrument to qualify for hedge accounting treatment are as follows:

          - the timing or duration, quantum and characteristics of the underlying exposure must have been identified with reasonable certainty;

          - changes in the value of the derivative must correlate to a high degree with changes in the present value of the exposure under a wide range of possible circumstances;

          - the derivative has been designated as a hedge or is a synthetic alteration of a specific asset, liability or anticipated transaction; and

          - the derivative instrument either: (a) reduces exposure of net income or cash flow to fluctuations caused by movements in commodity prices, currency exchange rates or interest rates, including fixing the cost of anticipated debt issuance; or (b) alters the profile of the group's interest rate or currency exposures, or changes the maturity profile of the investment portfolio, to achieve a resulting overall exposure in line with policy guidelines.

     For any termination or derivatives receiving hedge accounting treatment, gains and losses are deferred when the relating underlying exposures remain outstanding and are included in the measurement of the related transaction or balance. In addition, upon any termination of the underlying exposures, the derivative is marked-to-market and the resulting gain or loss is included with the gain or loss on the terminated transaction. The Group may redesignate the remaining derivative instruments to other underlying exposures provided the normal criteria are all met.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     CASH FLOW STATEMENT

     For the purposes of the consolidated statement of cash flows, the Group treats all debt instruments with an original maturity of three months or less to be cash equivalents.

     STOCK AWARDS

     The Group follows the intrinsic value method of accounting for common stock options and awards to employees.

     ACCOUNTING ESTIMATES

     In the course of preparing financial statements, management makes various assumptions and estimates to determine the reported amounts of assets, liabilities, revenue and expenses and in relation to the disclosure of commitments and contingencies. Changes in these assumptions and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, the actual results could differ from the amounts estimated.

     COMPARATIVE FIGURES

     Certain comparative figures have been restated to conform to the current basis of presentation.

(2)  ACQUISITION OF LATEX

     On May 1, 1997, Alliance Resources Plc ("Alliance"), completed its acquisition of LaTex, whereby a newly formed wholly owned subsidiary of Alliance merged with and into LaTex with LaTex being the surviving corporation for accounting purposes. In consideration the shareholders and warrant holders of LaTex received an aggregate of 21,448,787 shares of Alliance, par value (pounds) 0.40 per share (the "New Alliance Shares") and warrants to purchase an additional 1,927,908 New Alliance Shares.

     As a result, after giving effect to a 40-to-1 reverse stock split of the Alliance ordinary shares, each shareholder of LaTex on May 1, 1997, received 0.85981 of a New Alliance Share for each share of the LaTex's common stock, 2.58201 new Alliance shares for each share of the LaTex's Series A preferred stock then held, 6.17632 New Alliance Shares for each share of LaTex's Series B preferred stock then held, and a warrant to purchase 0.85981 of a New Alliance Share for each share of LaTex's Common Stock subject to warrants.

     The purchase price has been arrived at as follows:

     Value of 8,103,816 Alliance shares outstanding     $4,039,339
     Acquisition costs                                     871,000
                                                        ----------
                                                        $4,910,339
                                                        ==========

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     The value of the Alliance shares outstanding has been arrived at by using the share price of LaTex at the time of announcement of the acquisition adjusted by the exchange ratio.

     Transaction costs incurred by Alliance reduced the fair value of Alliance's monetary assets and liabilities at the date of the acquisition.

     The fair value of the assets and liabilities of the acquired of the acquired business at the effective date of acquisition is as follows:

          Cash                                         $ 1,460,555
          Other current assets                             480,045
          Other assets                                     202,253
          Oil and gas assets                             5,268,929
          Other fixed assets                               253,386
          Debt                                             (85,420)
          Other liabilities and provisions              (2,669,409)
                                                       -----------
                                                       $ 4,910,339
                                                       ===========

     In connection with the acquisition, Alliance issued to Bank of America 156,250 Alliance Shares and zero coupon convertible subordinated unsecured loan notes of (Pounds) 93,519 convertible into 115,456 Alliance Shares to settle fees of $200,000 and $150,000 payable upon restructuring of LaTex's bank debt. In addition the Company has conditionally agreed to issue 116,895 Shares to Rothschild Natural Resources, LLC in settlement of outstanding fees of $150,000.

     Under the terms of the Alliance Merger Agreement effective May 1, 1997, LaTex disposed of its interest in its unconsolidated affiliates, Wexford and Imperial, and its interests in its wholly-owned subsidiaries LaTex Resources International, Inc. and Phoenix Metals, Inc. (See notes 6 and
     15).

     Subsequent to April 30, 1997, Alliance also issued 1,343,750 Alliance Shares, zero coupon convertible subordinated unsecured loan notes of (Pounds) 873,281 convertible into 1,078,125 Alliance Shares and 1,210,938 warrants to Bank of America in exchange for an overriding royalty interest in most of LaTex's properties held by Bank of America.

     The purchase price was allocated to oil and gas properties and has been arrived at as follows:

          Value of 1,343,750 ordinary shares and
            warrants issued                            $2,371,300
          Value of convertible subordinated
            unsecured loan note issued                  1,400,700
                                                       ----------
                                                       $3,772,000
                                                       ==========

(3)  ACCOUNTING CHANGE

     Effective August 1, 1996, the Group changed its method of accounting for oil and gas exploration and development activities from the "successful efforts" method to the "full cost" method. The Group believes the full cost method more properly reflects the economic facts

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
     associated with the discovery and development of oil and gas reserves in the circumstances of the enlarged Group and allows for better comparability with similar companies which tend to use this method. Consolidated financial statements for all prior periods have been restated to apply the new accounting method retroactively. The effects of the accounting change on the nine months ended April 30, 1997 and the years ended July 31, 1996 and 1995 are as follows:

                                                1997       1996       1995
                                               -----       ----       ----

          Increase (decrease) in:
          Oil and gas properties (cost)     $   648,723    114,967   852,107
                                            ===========  =========   =======

          Net loss                          $(2,373,358) 1,099,593   814,414
                                            ===========  =========   =======

          Loss per common share             $      (.12)       .06       .05
                                            ===========  =========   =======

     The balance of the consolidated accumulated deficit (net of income taxes) for each period presented has been adjusted for the effect of retroactively applying the full cost method.

(4)  Notes Receivable

     The Group had a non-interest bearing note receivable which represented the balance due to the Group for a loan entered into with its primary lender for a joint purchase of property. The original amount was approximately $2,300,000. Imputed interest income was $46,154 and $79,784 for the nine months ended April 30, 1997 and the year ended July 31, 1996, respectively. The note receivable was paid off during the nine months ended April 30, 1997.

(5)  FINANCIAL INSTRUMENTS

     The carrying value of cash equivalents, receivables and payables approximates the estimated fair value of those financial instruments due to their short maturities. The estimated fair value of the interest rate swap agreement, based on current market rates, approximated a net payable of $469,834 at April 30, 1997 and $1,291,680 at July 31, 1996. The estimated fair value of the commodity derivative instruments approximates a net payable of $1,017,816 and $2,357,607 at April 30, 1997 and July 31, 1996,
     respectively. The carrying value of long term debt approximates the estimated fair value. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(6)  INVESTMENTS

     The Group acquired 32.3% of Wexford Technology, Incorporated (Wexford) through a series of transactions culminating in May 1994. During fiscal 1996, the Group recorded a charge to operations of $2,270,102 to write off its investment. The Group owned 12% of common stock of Imperial Petroleum, Inc. (Imperial) and certain officers, directors and employees of the Group owned 28.8%. During fiscal 1996, the Group recorded a charge to operations of $1,764,312 to write off this investment. Such write-offs also included advances made to the two companies.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     Wexford and Imperial are both development stage enterprises that are seeking capital infusion to complete their facilities and achieve commercial operations. Neither Wexford nor Imperial have been able to raise additional debt or equity capital and the Group did not guarantee any of their liabilities. Further, there can be no assurance, assuming Wexford and Imperial successfully raise additional funds or enter into a business alliance, that they will achieve commercial operation or positive cash flow. As a result, as noted above the Group wrote off its investments in these affiliates.

     In connection with the acquisition of LaTex, the Group entered into an agreement to dispose of its interests in Wexford and Imperial. (See notes 2 and 15)

(7)  INCOME TAXES

     Income taxes differed from the amounts computed by applying the U.S. federal tax rate of 34% as a result of the following:

                                                1997        1996        1995
                                                ----        ----        ----

          Computed expected tax benefit     $(1,492,000) (3,852,000) (1,120,000)
          Increase in valuation allowance
              for deferred tax assets         1,301,000   4,218,000     579,000
          Other                                 191,000    (366,000)    576,096
                                            -----------  ----------  ----------

          Actual income tax expense         $         -           -      35,096
                                            ===========  ==========  ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                            1997        1996
                                                            ----        ----

          Total deferred tax liabilities -
            Property, plant and equipment               $   498,000     916,000
                                                        -----------  ----------

          Deferred tax assets:
            Net operating losses                          7,266,000   6,574,000
            Investment write-downs                          917,000     917,000
            Percentage depletion carryforward               390,000     392,000
            Accrued expenses not deductible until paid      378,000     180,000
            Other                                                 -       5,000
                                                        -----------  ----------

          Total deferred tax assets                       8,951,000   8,068,000
            Valuation allowance                          (8,453,000) (7,152,000)
                                                        -----------  ----------
          Net deferred tax assets                           498,000     916,000
                                                        -----------  ----------

          Net deferred tax asset (liability)            $         -           -
                                                        ===========  ==========

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     The Group has net operating loss (NOL) carryforwards to offset future taxable earnings of approximately $14,000,000 of which, approximately $10,000,000 is available to offset the future separate company earnings of a wholly owned subsidiary, Germany Oil Company. If not previously utilized, the net operating losses will expire in varying amounts from 2006 to 2012.

(8)  LONG-TERM DEBT

     Long-term debt at April 30, 1997 and 1996 was as follows:

                                                          1997         1996
                                                          ----         ----

          Bank Note                                    $18,095,497   22,206,707
          Other                                                  -       29,160
                                                       -----------  -----------
          Total                                         18,095,497   22,235,867
            Less current maturities                              -  (22,235,867)
                                                       -----------  -----------

                                                       $18,095,497            -
                                                       ===========  ===========

     The bank note payable bears interest at the higher of a Base Rate (the higher of the Bank of America Reference Rate and the Federal Fund Rate plus .5% per annum) plus 1% per annum and the London Interbank Offered Rate plus 2%. The current rate at April 30, 1997 was 7.69%. The note matures on March 31, 2000. Amounts outstanding are secured by mortgages which cover certain of the Group's oil and gas properties.

     The Group's existing debt agreement contained certain covenants, including but not limited to maintaining a positive current ratio of 1.0, excluding the current portion of long-term debt, maintaining a minimum tangible net worth of $10,000,000, maintaining a minimum cash or cash equivalents balance of $500,000 and maintaining working capital of at least $500,000. The Group was not in compliance with the current ratio, cash or cash equivalent balance, minimum tangible net worth, and working capital covenants at April 30, 1997, and was operating under a "forbearance" agreement which together with the Alliance Credit Agreement mentioned below allowed the debt to be classified as long term. The "forbearance" agreement expired on April 30, 1997.

     A subsidiary of Alliance entered into a Credit Agreement (the Alliance Credit Agreement) with the Bank of America (the Bank) effective May 1, 1997, amending and restating the Group's previous credit agreement. Under the Alliance Credit Agreement principal payments are suspended until October 31, 1998. However, cash flows generated by the Group in excess of amounts shown in the business plan that formed the basis of negotiation with the Bank will be used to reduce outstanding principal indebtedness. The maturity date of the line of credit remains March 31, 2000. Substantially all of the existing security for the outstanding indebtedness remains in place. As additional security, the Bank received mortgages on substantially all of Alliance's producing oil and gas properties and pledges of the stock of Alliance's subsidiaries.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     A portion of the borrowings under the Alliance Credit Agreement bears interest, payable monthly, at a rate equal to the higher of the Bank of America Reference Rate plus 1% and the Federal Funds Rate plus 1-1/4%. Another portion of the borrowings bears interest, payable monthly, at a rate equal to the London Interbank Offered Rate plus 2%.

     The Alliance Credit Agreement contains certain covenants, which include, but are not limited to, maintenance of a current ratio of .35 to 1 during the period commencing on May 1, 1997 and ending on April 30, 1998. In addition, the Group has not timely filed with the Bank of America copies of the required financial filings covering the nine month period ended April 30, 1997, and each of the three subsequent quarters which is in breach of a covenant in its loan. The Bank of America has agreed to waive compliance with the covenant for these outstanding filings.

     The contractual maturities of long term debt for the years ended April 30 are as follows:

          1998                                         $         -
          1999                                           2,257,500
          2000                                          15,837,997

(9)  SAVINGS AND PROFIT SHARING PLAN

     The Group maintains an employee savings and profit sharing plan (the Plan) which covers substantially all of its employees. The Plan is comprised of a 401(k) saving portion and a noncontributory defined contribution portion. Employees are qualified to participate after approximately one year of service. Participation in the 401(k) plan is voluntary, and the Group matches contributions up to four percent of the employees' salary at a rate of 33 1/3 percent of the employee's contribution. Employees are allowed to contribute the maximum amount allowed by Internal Revenue Code each year, subject to nondiscrimination rules.

     The noncontributory defined contribution portion of the Plan allows the Group to share annual profits with employees. Annual payments to the Plan are elective. Management elected to make no contributions to the Plan for nine months ended April 30, 1997 and the years ended July 31, 1996 and 1995. The Group is under no obligation to make contributions to the Plan in the future.

(10) STOCK OPTIONS

     Effective October 21, 1996, each holder of options granted under the Group's 1993 Incentive Stock Plan agreed to terminate all options held and receive grants of 1,690,000 Restricted shares of Common Stock. The terms of the Restricted Common Stock provide that a holder may not sell, transfer, or otherwise dispose of any Restricted Common Stock as long as the Group has the right to a forfeiture of the shares. The Group recognized compensation expense of $528,125 (based on the estimated value of the restricted stock) related to this transaction.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     Stock option activity during the periods indicated is as follows:

                                              Number            Weighted Average
                                            of Shares            Exercise Price
                                            ---------           ----------------

      Balance at July 31, 1994                619,000                 $0.875
        Forfeited                             (12,000)                 0.875
                                            ---------                 ------

      Balance at July 31, 1995                607,000                  0.875
        Granted                             1,448,000                  0.448
        Forfeited                            (365,000)                 0.764
                                            ---------                 ------

      Balance at July 31, 1996              1,690,000                  0.533
        Canceled (See Note 2)              (1,690,000)                     -
                                            ---------                 ------

      Balance at April 30, 1997                     -                 $    -
                                            =========                 ======

(11) WARRANTS

     Warrants to purchase 2,242,250 shares of Common Stock were outstanding at April 30, 1997 and July 31, 1996. The warrants expire at various dates ranging from November 1997 to October 2001, at prices ranging from $.75 to $4.44. Following the acquisition of LaTex, all outstanding warrants were converted to Alliance warrants with like terms and conditions.

(12) PREFERRED STOCK

     The Series A Convertible Preferred Stock (i) pays annual dividends at the rate of $0.20 per share payable quarterly in cash (or, if payment of cash dividends was prohibited by the senior lender, payable in additional shares of Series A Convertible Preferred Stock), (ii) has no voting rights except as otherwise required under Delaware law, (iii) has a liquidation preference over shares of Common Stock of $10.00 per share plus accrued and unpaid dividends, (v) is convertible by the holder into shares of Common Stock at a conversion price of $3.33 per share, and (vi) has piggyback registration rights in the event of a registered public offering of Common Stock. The aggregate liquidation preference of Series A Convertible Preferred Stock at April 30, 1997 and July 31, 1996 is $4,570,510 and $4,498,280, respectively.

     The Series B Convertible Preferred Stock (i) pays annual dividends at the rate of $1.20 per share payable quarterly in cash (or, if payment of cash dividends was prohibited by the senior lender, payable in additional shares of Series B Convertible Preferred Stock), (ii) has no voting rights except as otherwise required under Delaware law, (iii) has a liquidation preference over shares of Series A Convertible Preferred Stock and Common Stock of $10.00 per share plus accrued and unpaid dividends, and (iv) is convertible by the holder into shares of Common Stock at an initial conversion price of $1.50 per share, subject to adjustment from time to time to prevent dilution. By separate agreement, the Group has granted certain demand registration rights and piggyback registration rights in the event of a registered public offering of its Common Stock. The aggregate liquidation preference of the Series B Convertible Stock at April 30, 1997 and July 31, 1996 is $5,245,370 and $4,800,250, respectively.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     As a result of the merger with Alliance, (see note 2) all preferred stock was converted to Alliance shares subsequent to April 30, 1997.

     Preferred Stock activity during the periods indicated follows:

                                                      Class A    Class B
                                                      -------    -------

            Balance at July 31, 1994                        -          -

              Issued for acquisition of Germany
                Oil Company                           438,838    370,000
              Issued for dividends                      2,180     11,100
                                                      -------    -------

            Balance at July 31, 1995                  441,018    381,100

              Issued for litigation settlement              -     50,000
              Issued for dividends                      8,810     48,925
                                                      -------    -------

            Balance at July 31, 1996                  449,828    480,025

              Issued for dividends                      7,223     44,512
                                                      -------    -------

            Balance at April 30, 1997                 457,051    524,537
                                                      =======    =======

(13) ACQUISITION OF GERMANY OIL COMPANY

     On March 31, 1995 through a series of transactions, the Group acquired all of the issued and outstanding stock of Germany Oil Company (Germany) in exchange for 250,000 and 11,800 Common and Series A Convertible Preferred Stock, respectively. The ratio of the number of shares received by the stockholders of Germany was determined through arms length negotiations between the Chairman of the Board and President of LaTex and the President of Germany. 370,000 shares of the Series B Convertible Preferred Stock were issued and $8,900,000 in cash was paid to retire a volumetric production payment and acquire all of the related contract rights, mortgages, vendor liens and security interests. In addition, $1,742,294 was paid in cash and 438,838 shares of Series A Convertible Preferred Stock and $87,998 in notes payable were issued to acquire and retire certain indebtedness of Germany. The transaction was accounted for as a purchase accordingly, operations from date of acquisition have been included in the accompanying financial statements.

     The fair value of assets and liabilities of Germany at date of acquisition follows:

         Current assets                                $   773,088
         Current liabilities                            (4,309,479)
         Oil and gas properties                         22,504,593
                                                       -----------

                                                       $18,968,202
                                                       ===========

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

(14) CONTINGENCIES AND COMMITMENTS

     On October 7, 1994, Northern Natural Gas Company ("Northern") filed a lawsuit against the Group alleging that the Group had breached two transportation service agreements dated December 1, 1990, between Northern and Panda Resources, Inc. (Panda), a former wholly-owned subsidiary of the Group. On June 6, 1996, Northern and the Group entered into a settlement agreement pursuant to which (a) the Group issued to Northern 50,000 shares of the Group's Series B Senior Convertible Preferred Stock which are convertible (subject to adjustment) into 333,333 shares of the Group's Common Stock, and (b) the Group agreed to pay Northern $465,000 in installments of $50,000 by June 21, 1996, $150,000 by May 1, 1997, $125,000
     by May 1, 1998, and $140,000 by May 1, 1999. An agreed judgment was entered in the case, but Northern has agreed not to seek to enforce the judgment unless the Group defaults in its payment obligations. Once the required payments have been made, Northern has agreed to execute a release of the judgment. These amounts have been reflected in the Group's consolidated financial statements in the year ended July 31, 1996.

     On November 17, 1994, Associated Storage Corporation ("Associated") filed a lawsuit against the Group alleging that the Group had breached a July 21, 1993 agreement between Associated and the Group. On May 15, 1997, Associated and the Group entered into a settlement agreement pursuant to which the Group agreed to pay $100,000 in twelve monthly installments. These amounts have been reflected in the Group's consolidated financial statements in the nine months ended April 30, 1997.

     In connection with the sale of Panda, the Group became a party to disputes between Torch Energy Marketing, Inc. (Torch), Nuevo Liquids, Inc. (Nuevo) and Panda. On December 7, 1995, the Group entered into a settlement agreement (the "Settlement") to settle all matters related to the sale and the related litigation. Pursuant to the Settlement, the Group agreed to pay to Torch and Nuevo (a) $20,000 on December 7, 1995, and an additional $30,000 over the course of 90 days following execution of the Settlement, and (b) to pay $50,000 within one year of the Settlement, an additional $50,000 within two years of the Settlement, and an additional $150,000 within three years of the Settlement, together with interest in the amount of $36,000. These amounts have been reflected in the Group's 1996 consolidated financial statements. To secure its obligation under the Settlement, the Group stipulated in an agreed judgment that it would be liable in the amount of $1,000,000 (less any amounts paid pursuant to the Settlement) upon the Group's default of its obligation under the Settlement. In addition, the Group agreed to assume and indemnify Panda and Torch against all obligations and amounts owed under a May 2, 1989 agreement between Panda and Northern relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. Pursuant to this indemnification, the Group has been asked to indemnify Torch with respect to claims brought against it by Northern in a lawsuit filed March 7, 1996, as more fully discussed below.

     On March 7, 1996, Northern filed a lawsuit against Torch Energy Advisors, Inc. ("Torch") for alleged breach of a May 2, 1989 agreement (the "Dewey County Contract") between Torch, Panda and Northern relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. The Group has assumed the defense of this matter pursuant to the

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
     indemnification agreement entered into as part of the December 7, 1995, settlement among Torch, Panda and the Group discussed above. Northern contended that Panda failed to transport the required volumes. Northern sued Torch under a written guaranty agreement and has claimed that Torch denuded the assets of Panda and is therefore liable for the debts of Panda. On March 23, 1998, the Group agreed to execute a promissory note for $150,000 plus accrued interest to Northern Natural Gas Company in consideration for Northern's agreement not to sue the Group. Provision for this settlement has been made in the consolidated financial statements for the nine months ended April 30, 1997.

     Germany Oil Company was named as a defendant in three wrongful death actions which were settled subsequent to April 30, 1997. The Group's liability insurance was adequate to cover the loss.

     In addition to the foregoing litigation, the Group is a named defendant in lawsuits and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Group cannot be predicted with certainty, management does not expect these additional matters to have material adverse effect on the financial position, results of operations, or liquidity of the Group.

     The Group leases office space and certain property and equipment under various lease agreements. As of April 30, 1997, future minimum lease commitments were approximately as follows:

          Year ending April 30
          --------------------

                 1998                                  $171,000
                 1999                                    14,000

     Rent expense under all operating leases was $160,780, $235,732, and $233,066 during the nine months ended April 30, 1997, and the years ended July 31, 1996, and 1995, respectively.

     The Company announced on April 29, 1998 that it is in discussions which may, or may not, lead to the acquisition of a minority interest in certain United Kingdom gas interests. Such acquisition would be classified as a reverse takeover under The Rules of the London Stock Exchange and accordingly subject to Alliance Resources PLC shareholders approval. Accordingly on April 29, 1998 the London Stock Exchange, at the Company's request, temporarily suspended the listing of the Company's ordinary shares pending shareholders approval of the acquisition. The Company is currently in discussions with various parties regarding financing arrangements to allow for the completion of the acquisition. These discussions include potential revisions to the existing Credit Agreement with Bank of America to provide the Company with additional funding and liquidity until completion of the acquisition.

(15) RELATED PARTY TRANSACTIONS

     The Group from time to time has made loans to certain officers, directors and stockholders. During the nine months ended April 30, 1997, the board of directors forgave $391,218, of notes and accrued interest, due from directors and former officers of the Group. This amount is included in general and administrative expenses.

     Under the terms of the acquisition of LaTex by Alliance, the Group was required to dispose of its interests in Wexford and Imperial, and its interests in its wholly-owned subsidiaries LaTex Resources International, Inc. (LaTex Resources International) and Phoenix Metals, Inc. (Phoenix Metals) to Imperial for 100,000 shares of LaTex Common Stock. Imperial is controlled by the former president of LaTex. A fairness opinion was obtained from the investment banking firm of Wood Roberts, Inc. (WRI) a company controller by John R. Martinson, a Director, concluding that the transaction was fair to the Group's stockholders.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     The Group was previously a party to an agreement with WRI, pursuant to which WRI acted as a financial advisor to the Group. Under the agreement, the Group agreed to pay WRI a success fee in connection with any merger or acquisition involving a party introduced to the Group by WRI, and any financing facility arranged by WRI. In addition, the Group has issued to WRI six year common stock purchase warrants to purchase warrants to purchase 460,858 shares at $.87 per share, of which 374,877 are outstanding as of April 30, 1997. As of March 4, 1996, the financial advisor agreement between the Group and WRI was terminated by agreement of the parties. By separate agreement, the Group agreed to pay WRI a fee of $240,000 upon acquisition of LaTex by Alliance and 100,000 shares of the Common Stock for any credit facility obtained by the Group from a bank or other financial institution introduced by WRI in order to refinance its indebtedness to its principal lender.

(16) DERIVATIVES

     OIL AND GAS

     The Group was required, by agreement with its primary lender in 1995, to participate in a price protection program, for a majority of its oil and gas sales. Under the commodity collar transaction, oil prices were fixed at a floor of $16.50/Bbl and a ceiling of $19.82/Bbl based on 2,293 BBLS per month. Under the commodity swap transaction, the price of gas was fixed at $1.806 MMBTU based on 139,412 MMBTU per month. These volumes cover approximately 90% of the groups monthly volumes.

     As a result of substantial uncertainties regarding the Group's ability to perform in accordance with the price protection program, and as allowed by the Alliance Credit Agreement, the oil and gas pricing agreements were terminated subsequent to April 30, 1997 for $1,128,000. The loss related to the buyout was recognized in its entirety during the period ended October 27, 1997, the date the group entered into a new price protection agreement.

     INTEREST

     The Group is required, by agreement with its primary lender (see note 8) to participate in an interest rate protection program, for interest on the debt payable to the primary lender until February 29, 2000. Under the agreement, variable interest rates are swapped to achieve a fixed rate of 7.49% based on a fixed amortization schedule determined at loan origination. The notional principal outstanding at April 30, 1997 was $22,179,000 and this will have reduced at termination to $9,769,000. The hedging gains/losses are included in interest expense.

(17) DISPOSITION OF OIL AND GAS PROPERTIES

     The Group made two oil and gas property sales during the nine months ended April 30, 1997, for approximately $1,500,000. Subsequent to April 30, 1997, the Group sold additional properties for approximately $5,000,000. Proceeds of such sales were credited to the full cost pool.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

(18) BUSINESS SEGMENTS

     The Group's operations involve oil and gas exploration, production and lease operations. Additionally, crude oil and crude oil by-products are marketed through a wholly-owned subsidiary. Intersegment sales are made at prices prevailing in the industry at the time of the sale.

     The following table sets forth information with respect to the industry segments of the Group as of and for the nine months ended April 30, 1997 and the years ended July 31, 1996 and 1995 (in thousands):

                                                                       1997                1996                1995
                                                                       ----                ----                ----
                                                                                      (AS RESTATED)       (AS RESTATED)
     Revenues:
       Oil and gas production                                        $ 5,698              11,980               8,586
       Marketing                                                       2,227               4,198               4,246
                                                                     -------              ------              ------

       Total revenues                                                  7,925              16,178              12,832
       Intersegment                                                   (2,080)             (3,658)             (3,023)
                                                                     -------              ------              ------

                                                                     $ 5,845              12,520               9,809
                                                                     =======              ======              ======

     Operating income (loss):
       Oil and gas production                                        $(2,189)             (3,119)             (2,002)
       Marketing                                                        (122)                179                 231
       Other                                                               -                   4                  93
                                                                     -------              ------              ------

     Net loss from operations                                        $(2,311)             (2,936)             (1,678)
                                                                     =======              ======              ======

     The Group sold 16% of its consolidated oil and gas revenue to one purchaser during the year ended July 31, 1996. The Group had no other purchasers in excess of 10% of consolidated oil and gas revenue in any of the other periods presented.

                                                                       1997                1996                1995
                                                                       ----                ----                ----
                                                                                      (AS RESTATED)       (AS RESTATED)
     Identifiable total assets:
       Oil and gas production                                        $28,454              29,357              35,997
       Marketing                                                         112                 429                 606
       Other                                                           2,291               6,707               9,946
                                                                     -------              ------              ------

                                                                     $30,857              36,493              46,549
                                                                     =======              ======              ======

     Depreciation, depletion, and amortization:
       Oil and gas production                                        $ 1,539               3,508               3,359
       Marketing                                                           2                   3                   5
                                                                     -------              ------              ------

                                                                     $ 1,541               3,511               3,364
                                                                     =======              ======              ======

     Capital expenditures:
       Oil and gas production                                        $   348               3,862               4,604
       Other                                                               2                  15                  76
                                                                     -------              ------              ------

                                                                     $   350               3,877               4,680
                                                                     =======              ======              ======

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

(19) SUPPLEMENTAL FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The following sets forth certain information with respect to the Group's results of operations from oil and gas producing activities for the nine months ended April 30, 1997 and the years ended July 31, 1996 and 1995. All of the Group's oil and gas producing activities are located within the United States. The abandonment costs include $2,491,299 and $955,496 related to the Tunisia and Kazakhstan projects, respectively.

                                                                         1997                1996                 1995
                                                                         ----                ----                 ----
                                                                                         (AS RESTATED)        (AS RESTATED)
     Revenues                                                        $ 5,698,000          11,980,000            8,585,000
     Production costs                                                 (2,550,000)         (4,601,000)          (4,071,000)
     Gross production taxes                                             (567,000)           (871,000)            (572,000)
     Cessation of overseas exploration                                         -          (3,447,000)                   -
     Depreciation and depletion                                       (1,457,000)         (3,208,000)          (3,181,000)
                                                                     -----------          ----------           ----------

      Income (loss) from operations
        before income taxes                                            1,124,000            (147,000)             761,000

     Income tax expense                                                        -                   -                    -
                                                                     -----------          ----------           ----------

      Results of operations (excluding corporate
        overhead and interest costs)                                 $ 1,124,000            (147,000)             761,000
                                                                     ===========          ==========           ==========

     CAPITALIZED COSTS AND COSTS INCURRED RELATING TO OIL AND GAS ACTIVITIES

                                                                         1997                1996                 1995
                                                                         ----                ----                 ----
                                                                                         (AS RESTATED)        (AS RESTATED)
     United States                                                   $36,107,000          41,379,000           40,491,000
     Foreign                                                                   -                   -            3,363,000
                                                                     -----------         -----------           ----------

        Total capitalized costs                                       36,107,000          41,379,000           43,854,000
     Less accumulated depreciation and depletion                      (9,432,000)        (12,022,000)          (7,857,000)
                                                                     -----------         -----------           ----------

        Net capitalized  costs                                       $26,675,000          29,357,000           35,997,000
                                                                     ===========         ===========           ==========

     Costs incurred during the year:
       Exploration costs:
        United States                                                $         -                   -                    -
        Foreign                                                                -              84,000            2,210,000
                                                                     -----------         -----------           ----------
                                                                     $         -              84,000            2,210,000
                                                                     ===========         ===========           ==========
       Development costs:
        United States                                                $   348,000             978,000            2,394,000
        Foreign                                                                -                   -                    -
                                                                     -----------         -----------           ----------
                                                                     $   348,000             978,000            2,394,000
                                                                     ===========         ===========           ==========
       Purchase of minerals in place:
        United States                                                $         -           2,800,000           22,505,000
        Foreign                                                                -                   -                    -
                                                                     -----------         -----------           ----------
                                                                     $         -           2,800,000           22,505,000
                                                                     ===========         ===========           ==========

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

     The estimates of proved oil and gas reserves were prepared by independent petroleum engineers. The Group emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Group's proved reserves are undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

     Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods.

     The following is an analysis of the Group's proved oil and gas reserves:

                                                  Oil (Mbbls)         Gas (MMcf)
                                                  -----------         ----------

          Proved reserves at July 31, 1994          4,519.9             10,933

            Revisions of previous estimates          (195.0)            (1,091)
            Production                               (359.0)            (2,612)
            Purchases of reserves-in-place          1,562.3             21,202
            Sales of reserves-in-place                (96.4)              (319)
                                                    -------             ------

          Proved reserves at July 31, 1995          5,431.8             28,113

            Revisions of previous estimates         1,077.5              1,350
            Production                               (405.0)            (3,481)
            Purchases of reserves-in-place            248.7              2,190
                                                    -------             ------

          Proved reserves at July 31, 1996          6,353.0             28,172
            Revisions of previous estimates           417.7               (577)
            Production                               (190.0)            (1,640)
                                                    -------             ------
          Proved reserves at April 30, 1997         6,580.7             25,955
                                                    =======             ======

          Proved developed reserves at:
            July 31, 1995                           4,036.4             27,730
                                                    =======             ======
            July 31, 1996                           4,952.9             27,757
                                                    =======             ======
            April 30, 1997                          5,166.9             25,461
                                                    =======             ======

     During the nine months ended April 30, 1997, the Group sold oil and gas properties for approximately $1,500,000. Those properties were not included in the reserve appraisal at July 31, 1996.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     DISCOUNTED FUTURE NET CASH FLOWS

     In accordance with Statement of Financial Accounting Standards No. 69, estimates of the standardized measure of discounted future cash flows were determined by applying period-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by the estimated future production and development costs based on period-end costs to determine pre-tax cash inflows over the Group's tax basis in the associated proved oil and gas properties. Tax net operating losses, credits, and permanent differences were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     The estimated standardized measure of discounted future cash flows follows:

                                                      Nine Months              Year                Year
                                                         Ended                 Ended               Ended
                                                     April 30, 1997        July 31, 1996       July 31, 1995
                                                     --------------        -------------       -------------

     Future cash inflows                              $139,587,000          181,566,000          99,585,000
     Future production and
      development costs                                (64,086,000)         (79,763,000)        (43,794,000)
                                                      ------------          -----------         -----------

     Future net cash inflows before
      income tax expense                                75,501,000          101,803,000          55,791,000

     Future income tax expense                         (11,477,000)         (21,193,000)         (2,773,000)
                                                      ------------          -----------         -----------

     Future net cash flows                              64,024,000           80,610,000          53,018,000

     10% annual discount for estimated
      timing of cash flows                             (28,656,000)         (36,721,000)        (24,216,000)
                                                      ------------          -----------         -----------

     Standardized measure of discounted
      future net cash flows                           $ 35,368,000           43,889,000          28,802,000
                                                      ============          ===========         ===========

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     The changes in standardized measure of discounted future net cash flows follows:

                                                      Nine Months              Year                Year
                                                         Ended                 Ended               Ended
                                                     April 30, 1997        July 31, 1996       July 31, 1995
                                                     --------------        -------------       -------------

     Beginning of year                               $ 43,889,000           28,802,000          14,277,000
     Increases (decreases)
      Sales, net of production costs                   (4,074,000)          (6,973,000)         (3,308,000)
      Net change in sales prices, net
        of production costs                           (12,690,000)          21,444,000          (9,168,000)
      Changes in estimated future
        development costs                                (280,000)          (3,419,000)          1,293,000
      Revisions of previous quantity
        estimates                                       1,282,000            6,601,000            (670,000)
      Accretion of discount                             5,350,000            2,691,000           2,342,000
      Net change in income taxes                        5,345,000           (8,725,000)          3,675,000
      Purchases of reserves-in-place                            -            2,093,000          20,700,000
      Sales of reserves-in-place                                -                                 (704,000)
      Changes of production rates
        (timing) and other                             (3,454,000)           1,375,000             365,000
                                                     ------------           ----------          ----------

     End of period                                   $ 35,368,000           43,889,000          28,802,000
                                                     ============           ==========          ==========

The Board of Directors:

We have audited the consolidated balance sheets of Alliance Resources Plc and subsidiaries as of April 30, 1997 and July 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended April 30, 1997, and for each of the years in the two year period ended July 31, 1996 and have reported thereon under date of April 29, 1998. The aforementioned consolidated financial statements and our auditor report thereon are included in the Company's annual report on Form 10-K for the nine months ended April 30, 1997. As stated in Note 3 to those financial statements, the Company changed its method of accounting for oil and gas properties and expenditures to the full cost method from the successful efforts method of accounting. The newly adopted accounting principle is preferable in the circumstances because management believes the full cost method better reflects the economics of the Company due to its change in operating strategy from primarily an acquisition and production company to an exploration, development, and production company. Further, the full cost method of accounting is the method used by many independent oil and gas companies of comparable size and allows investors to better measure the performance of the Company. In accordance with your request, we have reviewed and discussed with Company officials the circumstances and business judgement and planning upon which the decision to make this change in the method of accounting was based.

With regard to the aforementioned accounting method, authoritative criteria have not been established for evaluating the preferability of one acceptable method of accounting over another acceptable method. However, for purposes of Alliance Resources Plc's compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our review and discussion, with reliance on management's business judgement and planning we concur that the adoption of the new method of accounting is preferable in Alliance Resources Plc's circumstances.


KPMG Audit Plc
London England

April 29, 1998.