Form 10-Q
period 1998-01-31
ALLIANCE RESOURCES PLC
filed 1998-06-18
CIK 937568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
  (Mark One)
          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---     SECURITIES EXCHANGE OF 1934 for the quarterly period ended
                 January 31, 1998.

                                      OR
         --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________to_________________________.


                       Commission file number : 333-19013

                             ALLIANCE RESOURCES PLC
             (exact name of registrant as specified in its charter)

ENGLAND AND WALES                                                  73-1405081
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


4200 EAST SKELLY DRIVE, SUITE 1000, TULSA, OKLAHOMA                     74135
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code  (918) 491-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

On April 30, 1998, the Company had 31,209,408 shares of common stock outstanding.

                             ALLIANCE RESOURCES PLC
                          QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.                                        Page

               Consolidated Condensed Balance Sheets as of
               January 31, 1998 and April 30, 1997                          3

               Consolidated Condensed Statements of Income
               for the three months and nine months ended
               January 31, 1998 and 1997                                    5

               Consolidated Condensed Statement of Stockholders'
               Equity for the nine months ended January 31, 1998
               and the year ended April 30, 1997                            6

               Consolidated Condensed Statements of Cash Flows for
               the nine months ended January 31, 1998 and 1997              7

               Notes to Consolidated Condensed Financial Statements         9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                          13

PART II - OTHER INFORMATION

     The information called for by Item1. Legal Proceedings,
     Item 2. Changes in Securities, Item 3. Default Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders, Item 5. Other Information has been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES

     Item 6. Exhibit and Reports on Form 8-K                               22

                          PART 1--FINANCIAL INFORMATION
                             ALLIANCE RESOURCES PLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JANUARY 31, 1998       APRIL 30, 1997
                                                                 ------------------    ------------------
ASSETS

Current assets:
              Cash                                               $        1,336,276    $           72,948
              Accounts receivable - trade                                 2,135,584             2,119,406
              Other current assets                                          269,322                54,176
                                                                 ------------------    ------------------

              Total current assets                                        3,741,182             2,246,530
                                                                 ------------------    ------------------

Property, plant, and equipment, at cost:
              Oil and gas properties (using full cost method)            42,668,396            36,107,310
              Other depreciable assets                                      993,216               855,512
                                                                 ------------------    ------------------
                                                                         43,661,612            36,962,822

              Less accumulated depreciation and depletion               (13,756,223)          (10,254,970)
                                                                 ------------------    ------------------

              Net property, plant and equipment                          29,905,389            26,707,852
                                                                 ------------------    ------------------

Other assets:
              Other assets                                                  144,989               282,920
              Intangible assets, less accumulated amortization            1,645,589             1,620,185
                                                                 ------------------    ------------------
              Total other assets                                          1,790,578             1,903,105
                                                                 ------------------    ------------------

TOTAL ASSETS                                                     $       35,437,149    $       30,857,487
                                                                 ==================    ==================

See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
                CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)

                                                                                          JANUARY 31, 1998      APRIL 30, 1997
                                                                                         ------------------   ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                                   $        8,556,090   $       11,428,872
      Accrued expenses payable                                                                      871,353              437,736
      Current portion long-term debt                                                              1,300,000                   --
                                                                                         ------------------   ------------------
      Total current liabilities                                                                  10,727,443           11,866,608

Long-term Liabilities:
      Long-term debt                                                                             19,266,763           18,095,497
      Convertible subordinated unsecured loan notes                                               1,550,700                   --
      Other liabilities                                                                             162,132              810,783
                                                                                         ------------------   ------------------
      Total liabilities                                                                          31,707,038           30,772,888
                                                                                         ------------------   ------------------

Stockholders' equity (deficit):
      Common stock - par value 40 pence;
      46,000,000 shares authorized representing:
          LaTex Series A convertible preferred stock
            1,180,110 issued and outstanding at
            april 30, 1997; aggregrate liquidation
            preference $4,570,510                                                                        --              766,599
          LaTex Series B convertible preferred stock
            3,239,708 issued and outstanding at
            april 30, 1997; aggregrate liquidation
            preference $5,245,370                                                                        --            2,104,515
          Common stock issued and outstanding:
            17,982,068 and 31,209,408 at
            April 30, 1997 and 1998, respectively                                                        --           11,681,150
      Ordinary shares - par value(pound).40; 46,000,000 shares authorized;
          31,152,603 issued and outstanding at January 31, 1998                                  20,077,486                 --
      Additional paid-in capital                                                                  5,898,198            5,149,146
      Accumulated deficit                                                                       (22,245,573)         (19,127,446)
      Treasury stock 953,099 common shares at cost at
          April 30, 1997                                                                                 --             (489,365)
                                                                                         ------------------   ------------------

      Total stockholders' equity (deficit)                                                        3,730,111               84,599
                                                                                         ------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $       35,437,149   $       30,857,487
                                                                                         ==================   ==================


See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three             Three               Nine               Nine
                                                        Months Ended       Months Ended       Months Ended       Months Ended
                                                      January 31, 1998   January 31, 1997   January 31, 1998   January 31, 1997
                                                                             (Restated)                            (Restated)
                                                      -----------------  -----------------  -----------------  -----------------
Revenue:
     Oil and gas revenue                              $       2,401,559  $       1,180,445  $       8,377,595  $       6,371,316
     Crude oil and gas marketing                                     --             42,228                 --            251,613
     Lease operations and management fees                            --                 --                 --                 --
                                                      -----------------  -----------------  -----------------  -----------------

              Total operating income                          2,401,559          1,222,673          8,377,595          6,622,929
                                                      -----------------  -----------------  -----------------  -----------------

Operating expenses:
     Lease operating expense                                  1,388,789            886,348          4,053,709          3,193,177
     Cost of crude oil and gas marketing                             --                (67)                --             24,759
     Depreciation, depletion, and amortization                  217,956            254,070          1,930,046          1,890,187
     Cessation of Overseas Exploration                               --                 --                 --          3,446,795
     General and administrative expense                         980,457            802,691          3,156,166          3,380,017
     Loss on Commodity Derivatives                                   --                 --          1,128,000                 --
                                                      -----------------  -----------------  -----------------  -----------------

              Total operating expenses                        2,587,202          1,943,042         10,267,921         11,934,935
                                                      -----------------  -----------------  -----------------  -----------------

Net operating loss                                             (185,643)          (720,369)        (1,890,326)        (5,312,006)

Other income (expense):
     Equity in losses and write offs of investments
     in affiliates                                                   --             42,144                 --         (4,054,237)
     Gain on sale of assets                                      16,946                 --             35,442                 --
     Interest expense                                          (750,578)          (928,554)        (1,760,084)        (2,462,556)
     Interest income                                             14,286             21,455             50,005            363,274
     Miscellaneous income (expense)                              39,175                 --            443,379         (1,810,382)
                                                      -----------------  -----------------  -----------------  -----------------

Net loss from continuing operations before income taxe         (865,814)        (1,585,324)        (3,121,584)       (13,275,907)

Income tax expense                                                   --                 --                 --                 --
                                                      -----------------  -----------------  -----------------  -----------------

Net loss                                                       (865,814)        (1,585,324)        (3,121,584)       (13,275,907)

Preferred stock dividends                                            --           (170,710)                --           (487,965)
                                                      -----------------  -----------------  -----------------  -----------------

Net loss for common shareholders                      $        (865,814) $      (1,756,034) $      (3,121,584) $     (13,763,872)
                                                      =================  =================  =================  =================

Loss per share for common shareholders                $           (0.03) $           (0.10) $           (0.10) $           (0.86)
                                                      =================  =================  =================  =================

Weighted average number of shares outstanding                31,152,603         17,028,963         31,102,603         16,092,237
                                                      =================  =================  =================  =================

See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
             CONSOLIDATED CONDENSED STATEMENTS OF STOCHOLDERS' EQUITY
                       NINE MONTHS ENDED JANUARY 31, 1998

                                                           Common Stock
                                                 -------------------------------
                                  Preferred        Number of            Par
                                    Stock            Shares            Value
                                ==============   ==============   ==============
Balance April 30, 1997          $    2,871,114       17,982,068   $   11,681,150


Exchange of Preference Stock        (2,871,114)       4,419,818        2,871,114

Cancellation of
Treasury Stock                              --         (953,099)        (619,132)

Issue for LaTex Acquisition                 --        8,103,816        5,105,550

Issued shares for acquisition
of overriding royalty interest              --        1,343,750          872,900

Issued shares for settlement
of various advisory and
banking fees                                --          256,250          165,904

Foreign exchange  adjustment                --               --               --

Net loss current period                     --               --               --
                                --------------   --------------   --------------

Balance January 31, 1998        $           --       31,152,603   $   20,077,486
                                ==============   ==============   ==============


                                  Additional   Retained Earnings                       Total
                                   Paid-In       (Accumulated       Treasury        Stockholders'
                                   Capital          Deficit)          Stock            Equity
                                ==============   ==============   ==============   ==============
Balance April 30, 1997          $    5,149,146   $  (19,127,446)  $     (489,365)  $       84,599


Exchange of Preference Stock                --               --               --               --

Cancellation of
Treasury Stock                         129,767               --          489,365               --

Issue for LaTex Acquisition         (1,066,211)              --               --        4,039,339

Issued shares for acquisition
of overriding royalty interest       1,498,400               --               --        2,371,300

Issued shares for settlement
of various advisory and
banking fees                           187,096               --               --          353,000

Foreign exchange  adjustment                --            3,457               --            3,457

Net loss current period                     --       (3,121,584)              --       (3,121,584)
                                --------------   --------------   --------------   --------------

Balance January 31, 1998        $    5,898,198   $  (22,245,573)  $           --   $    3,730,111
                                ==============   ==============   ==============   ==============


See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine               Nine
                                                                                  Months Ended       Months Ended
                                                                                January 31, 1998   January 31, 1997
                                                                                                      (Restated)
                                                                               -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                             $      (3,121,584)  $     (13,275,907)
          Adjustments to reconcile net loss to net cash (used in)
          provided by operating activities:
              Depreciation, amortization, and depletion                                1,930,046           1,890,187
              Gain on sale of assets                                                     (35,442)                 --
              Equity in losses and write offs of investments in affiliates                    --           4,113,127
              Employee bonus                                                                  --             528,125
              Litigation Settlement                                                           --             500,000
              Cessation of overseas exploration                                               --           3,446,795
              Amortization of deferred loan costs                                        287,737             351,931

          Changes in assets and liabilities, net of effects from acquisition:
              Accounts receivable                                                        484,497           1,127,818
              Accounts receivable - related party                                             --             575,775
              Accounts payable                                                        (3,994,059)          1,942,934
              Accrued expenses payable                                                   433,617             478,244
              Other current assets                                                       (97,845)            (44,288)
              Other liabilities                                                          357,952             565,000
                                                                               -----------------   -----------------
Net cash (used in) provided by operating activities                                   (3,755,081)          2,199,741
                                                                               -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment                                     (1,539,462)           (482,397)
              Proceeds from sale of property and equipment                             5,523,391           2,634,811
              Effect of LaTex Acquisition                                                192,819
              Decrease in accounts and notes receivable                                       --           1,480,000
              Advances to unconsolidated affiliates and notes receivable                      --            (326,394)
                                                                               -----------------   -----------------
Net cash provided by investing activities                                              4,176,748           3,306,020
                                                                               -----------------   -----------------


See accompanying notes to consolidated condensed financial statements.

                             ALLIANCE RESOURCES PLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine                 Nine
                                                                                   Months Ended         Months Ended
                                                                                 January 31, 1998     January 31, 1997
                                                                                                         (Restated)
                                                                                ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Deferred loan and reorganization costs                                $         (385,680)  $         (137,186)
          Payments on notes payable                                                             --           (5,518,919)
          Proceeds from notes payable                                                    1,227,341              178,014
                                                                                ------------------   ------------------
Net cash provided by (used for) financing activities                                       841,661           (5,478,091)
                                                                                ------------------   ------------------

Net increase in cash and cash equivalents                                                1,263,328               27,670
Cash and cash equivalents at beginning of period                                $           72,948                   --
                                                                                ------------------   ------------------
Cash and cash equivalents at end of period                                      $        1,336,276   $           27,670
                                                                                ==================   ==================

Supplemental disclosures of cash flow information:
          Cash paid during the period for:
              Interest                                                          $        1,159,453   $        1,838,000
              Income taxes                                                                      --                   --

Supplemental schedules of noncash investing and financing activities:
Common stock issued for services and bonus                                      $          353,000   $          628,125
Issuance of bank debt to buy out commodity collar                                        1,128,000                   --
Ordinary shares issued on acquisition of LaTex                                           4,039,939                   --
Ordinary shares issued for acquisition of overriding
royalty interest                                                                         2,371,300                   --
Convertible loan notes issued for acquisition of overriding
royalty interest                                                                         1,400,700                   --
Convertible loan notes due in settlement of financing fees                                 150,000                   --

See accompanying notes to consolidatd condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. Alliance Resources PLC (the "Company" or "Alliance") is organized as a public limited company under the laws of England and Wales. Alliance is a London-based holding company of a group whose principal activities are the exploration, development, and production of oil and gas hydrocarbons and the acquisition of producing oil and gas properties. Alliance was incorporated and registered under the laws of England and Wales on August 20, 1990. Alliance's corporate headquarters are at Kingsbury House, 15-17 King Street, London SW1Y 6QU, England, but its operations office is located at 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

         INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to Form 20-F for the year ended April 30, 1997 (which was filed in its final form with the Securities Exchange Commission on June 18, 1998).

B.       SIGNIFICANT EVENTS

         Effective May 1, 1997, Alliance completed its merger (the "Merger") with LaTex Resources, Inc. ("LaTex") whereby a newly formed wholly owned subsidiary of Alliance merged with and into LaTex with LaTex being the surviving corporation for accounting purposes. In consideration, the shareholders of LaTex received an aggregate of 21,448,787 shares of Alliance, par value (pounds) (pound)0.40 per share (the "New Alliance Shares") and warrants to purchase an additional 1,927,908 New Alliance Shares.

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

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Alliance Shares and has agreed to pay the Bank $150,000, payable in cash or, at Alliance's option, convertible loan notes.

         Alliance has also issued 1,343,750 New Alliance Shares, convertible loan notes and warrants to the Bank in payment of certain fees and in exchange for an overriding royalty interest owned by the Bank. The convertible loan notes issued to the Bank may, under certain circumstances, be converted into a maximum of 1,078,125 New Alliance Shares. The warrants issued to the Bank may, under certain circumstances, be converted into a maximum of 1,210,938 New Alliance Shares.

         After giving effect to the 40-to-1 reverse stock split, Alliance's pre-Merger shareholders held 8,103,816 New Alliance Shares as replacement for their pre-reverse split ordinary shares.

         On September 15, 1997, Alliance issued 100,000 New Alliance Shares in settlement of financial advisory fees and on November 5, 1997, Alliance issued 115,456 convertible loan notes to the Bank in settlement of arrangement fees of $150,000 noted above which may, under certain circumstances, be converted into New Alliance Shares.

         In summary, as a result of the Merger and related transactions, Alliance had outstanding at January 31, 1998 approximately 31,152,603 New Alliance Shares, warrants to purchase up to 3,138,946 New Alliance Shares, and convertible loan notes convertible into 1,193,581 New Alliance Shares.

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

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

     The consolidated statements of operations include the results of operations of Alliance since the effective date of the Merger. The following is a statement of pro forma revenues, loss before income taxes, net loss, and net loss per share for the nine months ended January 31, 1997 based on the assumption that Alliance was acquired at May 1, 1996.

                                      Nine months ended
                                      January 31, 1997
                                      -----------------
        Revenues                        $   9,587,297

        Loss before income tax          $ (15,231,766)

        Net loss                        $ (15,231,766)

        Net loss per share              $       (0.95)

     The relevant portion of the above pro forma figures covering Alliance was derived from the published interim results of Alliance for the six months to October 31, 1996. As Alliance did not publish results for the nine months ended January 31, 1997, the relevant Alliance portion of the above pro-forma figures has been based on the year ended April 30, 1997 results (adjusted to U.S. GAAP) and allocated to the quarter ended January 31, 1997 pro rata to the relevant sales volumes.

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

     For financial, reserve, and associated information concerning Alliance prior to the Merger with LaTex, reference should be made to Form 20-F (which was filed in its final form with the Securities Exchange Commission on June 18,
1998).

C. ACCOUNTING POLICY CHANGE. During the nine months ended April 30, 1997, the Company changed its method of accounting for oil and gas exploration and development

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

activities from the "successful efforts" method to the "full cost" method. The financial statements for all prior periods have been restated to apply the new method retroactively. The effects of the accounting change on the nine months ended April 30, 1997 and the year ended July 31, 1996 are as follows:

                           1997          1996
                       ------------    ----------

Increase (decrease) in:

Net loss                $(2,373,358)   $1,221,856
                       ============    ==========

Loss per common share   $     (0.12)   $     0.07
                       ============    ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following is a discussion of the results of operations of the Company for the three and nine months ended January 31, 1998. As noted elsewhere herein, for financial reporting purposes, all financial data (and, consequently, all oil and gas reserve information and all information associated with financial or reserve information) prior to the Merger have been restated to reflect LaTex as the predecessor company to Alliance. Therefore, the results for the nine months ended January 31, 1998 represent the activities of the enlarged group (Alliance and LaTex groups combined) while the results for the nine months ended January 31, 1997 represent the activities of the LaTex group alone. This discussion should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements.

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

                                                  Nine Months Ended January 31
                                                  ----------------------------
                                                     1997              1998
                                                  -----------       ----------
        Net Sales Volumes:
                Oil (Mbbls)                            211             318
                Natural Gas (Mmcf)                   1,755           1,386
                Oil Equivalent (MBOE)                  504             549

        Average Sales Prices:
                Oil (per Bbl)                      $ 17.00 (1)     $ 15.95 (2)
                Natural Gas (per Mcf)              $  1.52 (1)     $  2.39 (2)

        Operating Expenses per BOE of Net Sales:
                Lease operating                    $  5.41         $  6.39
                Severance tax                      $  0.97         $  0.99
                Depreciation, depletion, and
                  amortization                     $  3.75         $  3.52
                General and administrative         $  6.71         $  5.75


     (1) After giving effect to the impact of the Company's commodity price hedging arrangements with the Bank. Without such hedging arrangements, the average sales prices for the nine months ended January 31, 1997 would have been $20.36/bbl for oil and $2.33/mcf for gas.

     (2) The commodity price hedging arrangements were bought out on May 15, 1997. On October 23, 1997 new commodity price hedging agreements were initiated. Without such hedging arrangements, the average sales prices for the nine months ended January 31, 1998 would have been $15.93/bbl for oil and $2.41/mcf for gas. The loss relating to the buy-out of the original arrangements of $1,128,000 has been recognized in its entirety in the nine months ended January 31, 1998 as a result of the new agreements being initiated.

     Although sales volumes for the nine months ended January 31, 1998 were adversely affected by the continuing decline in volumes from the LaTex properties during the initial three months of the period, the remedial work program reduced the rate of this decline. In addition, the inclusion of Alliance's sales volumes from the start of the current reporting period more than compensated for the initial decline on the LaTex properties.

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

    Three Months Ended January 31, 1998 compared to the Three Months Ended
    -----------------------------------------------------------------------
                                January 31, 1997
                                ----------------

     Total revenues from the Company's operations for the quarter ended January 31, 1998 were $2,401,559 compared to $1,222,673 for the quarter ended January 31, 1997. Revenues increased over the comparable period a year earlier due principally to higher barrel of oil equivalent volumes, offset partially by lower realized oil and gas prices. Revenues in the 1996-97 period were adversely effected by the LaTex hedge program which effectively capped pricing at below market levels. Sales volumes for the quarter ended January 31, 1998 were affected by the inclusion of Alliance's sales volumes and the favorable impact of the remedial work program designed to restore production on the LaTex properties.

     The Company concentrated its efforts immediately after the acquisition of LaTex on increasing production from eleven existing producing fields operated by LaTex in the states of Alabama, Mississippi, Oklahoma, Texas, and Louisiana. Workover operations on these fields commenced in early May 1997 and were comprised mainly of returning shut-in wells to production. Gross production from these eleven fields was increased from an average of 244 barrels of oil equivalent per day ("boepd") in April 1997 to an average of 865 boepd by the first half of August 1997. Most of the production increase came from remedial workover operations in the South Carlton field in Alabama. Gross production from this field alone increased from an average of 89 boepd in April 1997 to an average of 575 boepd in September 1997.

     Total operating expenses increased to $2,587,202 for the quarter ended January 31, 1998 compared to $1,943,042 for the same period in 1996-97. This increase was primarily due to the increase in lease operating expenses. Lease operating expenses were $1,388,789 for the three-month period ended January 31, 1998 compared to $886,348 for the same period in 1996-97. The quarter ended January 31, 1998 was impacted by the remedial work program mentioned above, the inclusion of the Alliance properties, and returning a significant amount of LaTex properties to production. Depreciation, depletion and amortization decreased to $217,956 from $254,070. General and administrative expenses were $980,457 during the quarter ended January 31, 1998 compared to $802,691 for the quarter ended January 31, 1997. This increase was primarily due to the inclusion of the Alliance overhead.

     In addition to the decrease in the net operating loss to $185,643 for the quarter ended January 31, 1998 from $720,369 for the same period in 1996-97, there was also an improvement in other income/expense due to the lower interest charge in the 1997-98 period.

     In summary, due to the above factors, the net loss for the common shareholders for the quarter ended January 31, 1998 decreased to $865,814 ($0.03 per share) compared to a net loss of $1,756,034 ($0.10 per share) for the same period in 1996-97.

      Nine Months Ended January 31, 1998 compared to the Nine Months Ended
      --------------------------------------------------------------------
                                January 31, 1997
                                ----------------

     Total revenues from the Company's operations for the nine months ended January 31, 1998 were $8,377,595 compared to $6,622,929 for the nine months ended January 31, 1997. Revenues increased over the comparable period a year earlier due principally to the beneficial effect of higher oil volumes, offset partially by the absence of marketing margins in the revenue category. The revenues in the 1997-98 period benefited from the lack of the LaTex commodity price hedges and allowed the Company full exposure to higher market prices. Revenues in the 1996-97 period were adversely affected by the LaTex hedge program which effectively capped pricing at below market levels. Although sales volumes for the nine months ended January 31, 1998 were adversely affected by the continuing decline in sales volumes from the LaTex properties during the initial three months of the period, the inclusion of Alliance's sales volumes and the favorable impact of the remedial work program designed to restore production on the LaTex properties more than compensated for this decline.

     The Company continued concentrating its efforts to increase production from its existing producing fields. Gross production from company-operated fields was increased from an average of 160 barrels of oil equivalent per day ("boepd") in April 1997 to an average of 2300 boepd by October 1997.

     Total operating expenses decreased to $10,267,921 for the nine months ended January 31, 1998 compared to $11,934,935 for the same period in 1996-97. This decrease was primarily due to write-offs of $3,446,795 in relation to the Company's Kazakhstan and Tunisia operations which were taken in the 1996-97 period. Lease operating expenses increased to $4,053,709 for the nine month period ended January 31, 1998 compared to $3,193,177 for the same period in 1996-97. The nine months ended January 31, 1998 was impacted by the remedial work program mentioned above, the inclusion of the Alliance properties, and returning a significant amount of the LaTex properties to production.

     Depreciation, depletion, and amortization increased to $1,930,046 from $1,890,187 a year earlier mainly as a result of higher sales volumes in the 1997-98 period. General and administrative expenses decreased from $3,380,017 during the nine months ended January 31, 1997 primarily due to the employee stock award in the 1996-97 period noted above partially offset by the inclusion of the Alliance overhead as well as non-capitalized merger-related cost.

     In addition to the decrease in the net operating loss to $1,890,326 for the nine months ended January 31, 1998 from $5,312,006 for the same period in 1996-97, there was also a significant improvement in other income/expense. This improvement was due to the write-offs in the 1996-97 period of $4,054,237 covering investments in Wexford Technology, Inc. and Imperial Petroleum, Inc. and miscellaneous expenses of $1,810,382 in connection with litigation arising out of the sale in July 1993 of LaTex's Panda subsidiary.

     In summary, due to the above factors, the net loss for the common shareholders for the nine months ended January 31, 1998 decreased to $3,121,854 ($0.10 per share) compared to a net loss of $13,763,872 ($0.86 per share) for the same period in 1996-97.

     CAPITAL RESOURCES AND LIQUIDITY. The Company's capital requirements relate primarily to the development of its oil and gas properties and undeveloped leasehold acreage, exploration activities, and the servicing of the Company's debt. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous exploration and development program and the acquisition of additional reserves.

     CASH FLOWS AND LIQUIDITY. At January 31, 1998, Alliance has current assets of $3.741 million and current liabilities of $10.727 million, which resulted in a net current deficit of $6.986 million. Since the Merger, the net current deficit has been reduced from $9.620 million at year ended April 30, 1997 to its current position of $6.986 million. The $2.634 million improvement was primarily due to the increase in cash balances and a reduction in accounts payable. The current portion of long-term debt amounted to $1.300 million at January 31, 1998 compared to $0 at April 30, 1997.

     For the nine months ended January 31, 1998, net cash used in the Company's operating activities was $3.755 million compared to cash provided of $2.200 million for the nine months ended January 31, 1997. A principal factor in this deterioration was the change in "Accounts Payable" shown in this cash flow statement for the 1998 period which showed an outflow of $3,994,059. This effectively represented an allocation of funds to improve the working capital deficit and was partially responsible for the $2.6 million improvement in the balance sheet working capital position at January 31, 1998.

     Investing activities of the Company generated $4.177 million in net cash flow for the nine months ended January 31, 1998 compared to $3.306 million for the nine months ended January 31, 1997. The improvement was principally due to property sales of $5.523 million. Financing activities provided $.842 million for the nine months ended January 31, 1998 compared to a use of $5.478 million for the nine months ended January 31, 1997. The improvement was due to the drawdown of additional funds under the Alliance Credit Agreement and the abatement of scheduled principal payments until October 31, 1998.

     The arrangements related to the abatement of principal cover the 12 months ended October 31, 1998 for monthly amounts of $0.325 million. During the current period no principal repayments were made to Bank of America. Under the terms of the Previous Credit Agreement, the contractual maturities of long term debt as at January 31, 1998 are $1.300 million, $3.900 million and 15.367 million due in the years ending January 31, 1999, 2000 and 2001 respectively.

     Overall, cash and cash equivalents improved to $1.336 million in the nine months ended January 31, 1998 compared to $0.073 million in the 1996-97 period.

     CAPITAL EXPENDITURES. A 37 well recompletion program is currently underway and has the potential to significantly increase daily production over the next 12 months although there can be no guarantee of a successful outcome of this program given the relevant technical and pricing risks. In the event that the recompletion program is continued according to plan and is successful, the Company anticipates that it will provide significant net revenues beyond the capital expenditures necessary to complete the program. The timing of most of the Company's capital expenditures is discretionary. Currently, there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow and proceeds from the sale of oil and gas properties to fund capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. As a result, the Company will continue its current policy of funding capital expenditures with internally generated cash flow and the proceeds from oil and gas property divestitures.

     FINANCING ARRANGEMENTS. Under the Alliance Credit Agreement, principal payments are suspended until October 31, 1998 on which date the first scheduled repayment of $325,000 is due. However, cash flows generated by Alliance and its subsidiaries in excess of amounts provided for in the business plan that formed the basis of negotiation with the Bank will be used to reduce outstanding principal indebtedness. The maturity date of the existing line of credit remains at March 31, 2000.

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

     Borrowings under the Alliance Credit Agreement maintained from time to time as a "Base Rate Loan" bear interest, payable monthly, at a fluctuating rate equal to the higher of (i) the rate of interest announced from time to time by the Bank as its "reference rate" plus 1% or (ii) the "Federal Funds Rate" (as defined in the Alliance Credit Agreement) plus 1 1/4%. Borrowings under the Alliance Credit Agreement maintained from time to time as a "LIBO Rate Loan" bear interest, payable on the last day of each applicable interest period (as defined in the Alliance Credit Agreement), at a fluctuating rate equal to the LIBO Rate (Reserve Adjusted) (as defined in the Alliance Credit Agreement) plus 2%. As at January 31, 1998, advances to Alliance under the Alliance Credit Agreement were maintained as LIBO Rate Loans that bore interest at the annual rate of 7.625%.

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

     At January 31, 1998, the outstanding balance under the Alliance Credit Agreement was $20.567 million of which $1.300 million in included as the current portion on the balance sheet. The outstanding loan balance has increased $2.471 million since the Company's April 30, 1997 year-end as a result of the following items which have been added to the outstanding loan balance: $0.116 million of loan interest; $0.732 million related to unpaid product hedge payments as of April 30, 1997 (the hedge liability was provided for in the April 30, 1997 financial statements and has subsequently been reclassified to the bank debt). Other additions to the outstanding loan balance covered drawdowns in respect of the cost of the buyout of the commodity price hedges (noted above) of $1.128 million on May 15, 1997, merger-related legal costs of the Bank's attorneys of $0.110 million, and the $0.386 million cost of new commodity price hedges purchased on October 23, 1997 for the twelve months ended October 31, 1998.

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

     SEASONALITY. The results of operations of the Company are somewhat seasonal due to fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter, and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

     INFLATION AND PRICES. In recent years, inflation has not had a significant impact on the operations or financial condition of the Company. The generally downward pressure on oil and gas prices during most of such periods has been accompanied by a corresponding downward pressure on costs incurred to acquire, develop, and operate oil and gas properties as well as the costs of drilling and completing wells on properties.

     Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for oil and gas have fluctuated significantly from 1995 through 1998.
The following table sets forth the average price received by the Company for each of the last three years and the effects of the various hedging arrangements noted above.

                                  Oil                  Oil                   Gas                   Gas
   Nine Months Ended        (excluding the        (including the       (excluding the        (including the
       January 31         effects of hedging    effects of hedging   effects of hedging    effects of hedging
-------------------------   transactions)        transactions)         transactions)         transactions)
----------------------------------------------------------------------------------------------------------------
          1998                  $15.93                $15.95                $2.41                 $2.39

          1997                  $20.36                $17.00                $2.33                 $1.52

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

     ISSUES RELATED TO THE YEAR 2000. As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize the date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Because of the nature of the oil and gas industry and the necessity for the Company to make reserve estimates and other plans well beyond the year 2000, the Company's computer systems and software were already configured to accommodate dates beyond the year 2000. The Company believes that the year 2000 will not pose significant operational problems for the Company's computer systems. The Company has not, however, completed its assessment of the computer systems of third parties with which it deals, and it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     27-1 Financial Data Schedule

(b)  Reports

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Alliance Resources PLC
     Registrant


     By: H.B.K. Williams
         -----------------------------------
     H.B.K Williams, Finance Director

Date:     June 17, 1998