Form 10-Q/A
period 1997-07-31
ALLIANCE RESOURCES PLC
filed 1998-07-06
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QA
(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       XX   SECURITIES EXCHANGE OF 1934
      ----

            For the quarterly period ended July 31, 1997

                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      ----

            For the transition period from ____________ to ______________


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

     As of July 2, 1998, there were 31,209,408 shares of the Registrant's single class of common stock issued and outstanding. This Form 10-Q/A amends and restates in its entirety Form 10-Q for the period ended, as previously filed by the Registrant.

                    ALLIANCE RESOURCES PLC. AND SUBSIDIARIES
                   INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JULY 31, 1997

PART I-FINANCIAL INFORMATION
       Item 1.  Financial Statements.                                        Page
                Consolidated Condensed Balance Sheets as of
                July 31, 1997 and April 30, 1997                               2

                Consolidated Condensed Statements of Operations
                for the three months ended July 31, 1997 and 1996              4

                Consolidated Condensed Statement of Stockholders'
                Equity for the three months ended July 31, 1997 and the
                year ended April 30, 1997                                      5

                Consolidated Condensed Statements of Cash Flows
                for the three months ended January 31, 1997 and 1996           6

                Notes to Consolidated Condensed Financial Statements           8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                          11

PART II-OTHER INFORMATION                                                     17
        Item 1. Legal Proceedings

                The information called for by Item 2. Changes in Securities,
        Item 3. Default Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders, Item 5. Other Information has been omitted as either inapplicable or because the answer thereto is negative.

        Item 6. Exhibit and Reports on Form 8-K

SIGNATURES                                                                    19

ITEM 1.  FINANCIAL STATEMENTS

                   ALLIANCE RESOURCES PLC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 JULY 31, 1997  APRIL 30, 1997
                                                                  (UNAUDITED)     (UNAUDITED)
                                                                --------------  --------------
ASSETS

Current assets:
              Cash                                               $  1,706,299    $     72,948
              Accounts receivable - trade                           2,081,075       2,119,406
              Other current assets                                    148,180          54,176
                                                                 ------------    ------------

              Total current assets                                  3,935,554       2,246,530
                                                                 ------------    ------------

Property, plant, and equipment, at cost:
              Oil and gas properties (using full cost method)      48,147,860      36,107,310
              Other depreciable assets                              1,189,477         855,512
                                                                 ------------    ------------
                                                                   49,337,337      36,962,822

              Less accumulated depreciation and depletion         (16,483,552)    (10,254,970)
                                                                 ------------    ------------

              Net property, plant and equipment                    32,853,785      26,707,852
                                                                 ------------    ------------

Other assets:
              Deposits and other assets                               268,653         282,920
              Deferred loan costs, less accumulated amortization    2,419,512       1,620,185
                                                                 ------------    ------------
              Total other assets                                    2,688,165       1,903,105
                                                                 ------------    ------------

TOTAL ASSETS                                                     $ 39,477,504    $ 30,857,487
                                                                 ============    ============

See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED


                                                                                   JULY 31, 1997   APRIL 30, 1997
                                                                                    (UNAUDITED)     (UNAUDITED)
                                                                                   -------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
              Accounts payable                                                     $ 10,923,848    $ 11,428,872
              Accrued expenses payable                                                  438,624         437,736
              Current portion long-term debt                                                 --              --
                                                                                   ------------    ------------
              Total current liabilities                                              11,362,472      11,866,608

Other Liabilities:                                                                      632,000         810,783
Long-term debt, excluding current installments                                       20,181,082      18,095,497
Convertible subordinated unsecured loan notes                                         1,550,700              --
                                                                                   ------------    ------------
              Total liabilities                                                      33,726,254      30,772,888
                                                                                   ------------    ------------

Stockholders' equity:
              Common stock-par value 40 pence; 46,000,000 shares authorized representing:
                       LaTex Series A convertible preferred stock 1,180,110
                             issued and outstanding at April 30, 1997;
                             aggregate liquidiation preference $4,570,510                    --         766,599
                       LaTex Series B convertible preferred stock
                             3,239,708 issued and outstanding at
                             April 30, 1997; aggregate liquidiation
                             preference $5,245,370                                           --       2,104,515
              Common stock issued and outstanding;
                             31,052,603 and 17,982,068 at July
                             31, 1997 and April 30, 1997, respectively               20,013,082      11,681,150
              Additional paid-in capital                                              5,812,602       5,149,146
              Accumulated deficit                                                   (20,074,434)    (19,127,446)
              Treasury stock 1,008,500 common shares at cost at
                       April 30, 1997                                                        --        (489,365)
                                                                                   ------------    ------------

              Total stockholders' equity (deficit)                                    5,751,250          84,599
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 39,477,504    $ 30,857,487
                                                                                   ============    ============


See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                                   Three             Three
                                                               Months Ended       Months Ended
                                                               July 31, 1997      July 31, 1996
                                                                (Unaudited)   (Restated, Unaudited)
                                                              --------------- ---------------------
Revenue:
              Oil and gas revenue                              $  2,727,336       $  2,813,170
              Crude oil and gas marketing                                --            119,158
                                                               ------------       ------------

                             Total operating income               2,727,336          2,932,328
                                                               ------------       ------------

Operating expenses:
              Lease operating expense                             1,173,644          1,091,170
              Cost of crude oil and gas marketing                        --              7,555
              Depreciation, depletion, and amortization             652,489            756,878
              Dry hole costs and abandonments                            --          3,446,795
              Loss on commodity derivatives                         268,571                 --
              General and administrative expense                  1,265,849            682,582
                                                               ------------       ------------

                             Total operating expenses             3,360,553          5,984,980
                                                               ------------       ------------

Net operating loss                                                 (633,217)        (3,052,652)

Other income (expense):
              Equity in losses and write offs of investments
              in affiliates                                              --         (4,096,381)
              Gain on sale of assets                                 18,331                 --
              Interest expense                                     (682,073)          (981,434)
              Interest income                                        20,609            308,885
              Miscellaneous income (expense)                        325,153         (1,810,382)
                                                               ------------       ------------

Net loss from continuing operations before income taxes            (951,197)        (9,631,964)

Income tax expense                                                       --                 --
                                                               ------------       ------------

Net loss                                                           (951,197)        (9,631,964)

Preferred stock dividends                                                --           (151,005)
                                                               ------------       ------------

Net loss for common shareholders                               $   (951,197)      $ (9,782,969)
                                                               ============       ============

Loss per share for common shareholders                         $      (0.03)      $      (0.63)
                                                               ============       ============

Weighted average number of shares outstanding                    31,052,603         15,495,566
                                                               ============       ============

See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED JULY 31, 1997

                                                        Common Stock                        Retained
                                                  -------------------------  Additional     Earnings                     Total
                                      Preferred    Number of       Par        Paid-In     (Accumulated    Treasury     Stockholders'
                                        Stock        Shares        Value       Capital      Deficit)        Stock        Equity
                                    ============  ============ ============ ============  ============= ============= ==============

Balance at April 30, 1997           $  2,871,114   17,982,068  $ 11,681,150 $  5,149,146  $(19,127,446) $   (489,365) $     84,599

Exchange of Preference Stock          (2,871,114)   4,419,818     2,871,114           --            --            --            --

Cancellation of treasury stock                --     (953,099)     (619,132)     129,767            --       489,365            --

Issued for LaTex acquisition                  --    8,103,816     5,105,550   (1,066,211)           --            --     4,039,339

Acquisition of overriding royalty             --    1,343,750       872,900    1,498,400            --            --     2,371,300

Issued for services                           --      156,250       101,500      101,500            --            --       203,000

Foreign exchange                              --           --            --           --         4,209            --         4,209

Net loss current period                       --           --            --           --      (951,197)           --      (951,197)
                                    ------------ ------------  ------------ ------------  ------------  ------------  ------------

Balance July 31, 1997               $         --   31,052,603  $ 20,013,082 $  5,812,602  $(20,074,434) $         --  $  5,751,250
                                    ============ ============  ============ ============  ============  ============  ============


See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Three                     Three
                                                                                    Months Ended             Months Ended
                                                                                   July 31, 1997             July 31, 1996
                                                                                    (Unaudited)          (Restated, Unaudited)
                                                                                 -----------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                              $  (951,197)              $(9,631,964)
             Adjustments to reconcile net loss to net
             cash provided by (used in) operating activities:
                  Depreciation, depletion and amortization                             652,489                   756,878
                  Amortization of deferred loan costs                                  140,847                    48,250
                  Gain on Sale of Assets                                               (18,331)                       --
                  Write-offs of investments in affiliates                                   --                 4,096,381
                  Cessation of overseas exploration                                         --                 3,446,795
                  Interest income                                                           --                  (150,467)
                  Miscellaneous Expense                                                     --                 1,810,382


             Changes in assets and liabilities, net of effects from acquisition:
                  Accounts receivable                                                  544,454                   419,733
                  Due from related parties                                                  --                   198,288
                  Accounts payable                                                  (1,631,751)                 (856,370)
                  Accrued expenses payable                                                 888                   561,715
                  Other assets                                                         168,205                   (84,616)
                  Other liabilities                                                 (1,578,180)                  615,000
                  Inventories                                                               --                    64,091
                                                                                   -----------               -----------
Net cash (used in) provided by operating activities                                 (2,672,576)                1,294,096
                                                                                   -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Purchases of property and equipment                                 (638,835)                 (220,918)
                  Proceeds from sale of property and equipment                       2,803,501                 1,061,186
                  Effect of LaTex Acquisition                                          192,819                        --
                  Decrease in accounts and notes receivable                                 --                   212,500
                  Advances to unconsolidated affiliates and notes receivable                --                  (326,394)
                                                                                   -----------               -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                            2,357,485                   726,374
                                                                                   -----------               -----------


See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Three              Three
                                                                                 Months Ended       Months Ended
                                                                                 July 31, 1997      July 31, 1996
                                                                                 (Unaudited)    (Restated, Unaudited)
                                                                               ---------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Deferred loan and reorganization costs                              $   (21,218)       $  (137,186)
             Payments on notes payable                                                    --         (2,041,961)
             Proceeds from notes payable                                           1,969,660            178,014
                                                                                 -----------        -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                               1,948,442         (2,001,133)
                                                                                 -----------        -----------
Net increase in cash and cash equivalents                                          1,633,351             19,337
Cash and cash equivalents at beginning of period                                 $    72,948        $        --
                                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,706,299        $    19,337
                                                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
             Cash paid during the period for:
                  Interest                                                       $   221,239        $   909,765
                  Income taxes                                                            --              4,250

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services and bonus                                       $   203,000        $    78,125
Preferred stock issued for litigation support                                             --            500,000
Common stock issued to pay debt of
             unconsolidated affiliate                                                     --             60,520
Issuance of convertible loan notes                                                   150,000                 --
Ordinary shares due in settlement of advisory fees,                                  150,000                 --
             as of July 31, 1997
Common stock issued on acquisition of LaTex                                        4,039,339                 --
Common stock issued for overriding royalty                                         2,371,300                 --
Convertible loan notes issued for overriding royalty                               1,400,700                 --

See accompanying notes to consolidatd condensed financial statements.

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

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

Interim Reporting
-----------------

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

B.  SIGNIFICANT EVENTS

On May 1, 1997, Alliance, completed its acquisition of LaTex, whereby a newly formed wholly-owned subsidiary of Alliance merged with and into LaTex with LaTex being the surviving corporation for accounting purposes. In consideration the shareholders and warrant holders of LaTex received an aggregate of 21,448,787 shares of Alliance, par value (Pounds)0.40 per share (the "New Alliance Shares") and warrants to purchase an additional 1,927,908 New Alliance Shares.

As a result, after giving effect to a 40-to-1 reverse stock split of the Alliance ordinary shares, each shareholder of LaTex on May 1, 1997, received
0.85981 of a New Alliance Share for each of the LaTex's common stock, 2.58201 New Alliance Shares for each share of the LaTex's Series A preferred stock then held, 6.17632 New Alliance Shares for each share of LaTex's Series B preferred stock then held, and a warrant to purchase 0.85981 of a New Alliance Share for each share of LaTex's Common Stock subject to warrants.

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The purchase price has been arrived at as follows:

Value of 8,103,816 Alliance shares outstanding                  $4,039,339
Acquisition costs                                                  871,000
                                                                ----------
                                                                $4,910,339
                                                                ----------

The value of the Alliance shares outstanding has been arrived at by using the share price of LaTex at the time of announcement of the acquisition adjusted by the exchange ratio.

Transaction costs incurred by Alliance reduced the fair value of Alliance's monetary assets and liabilities at the date of the acquisition.

The fair value of the assets and liabilities of the acquired business at the effective date of acquisition is as follows:

Cash                                            $      1,460,555
Other current assets                                     480,045
Other assets                                             202,253
Oil and gas assets                                     5,268,929
Other fixed assets                                       253,386
Debt                                                     (85,420)
Other liabilities and provisions                      (2,669,409)
                                                ----------------
                                                $      4,910,339
                                                ----------------

In connection with the acquisition, Alliance issued to Bank of America 156,250 Alliance Shares and convertible subordinated unsecured loan notes of (Pounds) 93,519 convertible into 115,456 Alliance Shares to settle fees of $200,000 and $150,000 payable upon restructuring of LaTex's bank debt.

Under the terms of the Alliance Merger Agreement effective May 1, 1997, LaTex disposed of its interest in its unconsolidated affiliates, Wexford and Imperial, and its interest in its wholly-owned subsidiaries LaTex Resources International, Inc. and Phoenix Metals, Inc.

Alliance has also issued 1,343,750 Alliance Shares, convertible subordinated unsecured loan notes of (Pounds) 873,281 convertible into 1,078, 125 Alliance Shares and 1,210,938 warrants to Bank of America in exchange for an overriding royalty interest in most of LaTex's properties held by Bank of America.

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The purchase price was allocated to oil and gas properties and has been arrived at as follows:

Value of 1,343,750 ordinary shares and warrants issued           $ 2,371,300
Value of convertible subordinated unsecured loan note issued       1,400,700
                                                                 -----------
                                                                 $ 3,772,000
                                                                 -----------


The consolidated statements of operations include the results of operations of Alliance since the effective date of the Merger. The following is a statement of pro forma revenues, loss before income taxes, net loss, and net loss per share for the quarter ended July 31, 1996 based on the assumption that Alliance was acquired at the beginning of this period:

                                                Quarter ended
                                                July 31, 1996
                                                -------------
                Revenues                         $  4,533,090
                Loss before income tax           $(10,055,426)
                Net loss                         $(10,055,426)
                Net loss per share               $      (0.64)

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

Because for corporate law purposes (but not financial accounting purposes) Alliance is the surviving corporation, all references to the "Company" both prior and subsequent to May 1, 1997 refer to Alliance and its subsidiaries unless otherwise indicated. Unless the context requires otherwise, all references to "LaTex" include LaTex Resources, Inc., and its consolidated subsidiaries.

For financial, reserve, and associated information concerning Alliance prior to the Merger, reference should be made to the Company's Registration Statement on Form F-4 (which was filed in its final form with the Securities Exchange Commission on April 9, 1997 and which contains information regarding Alliance through January 31, 1997).

C.  ACCOUNTING POLICY CHANGE

During the nine months ended April 30, 1997, the company changed its method of accounting for oil and gas exploration and development activities from the "successful efforts" method to the "full cost" method. The financial statements for all prior periods have been restated to apply the new method retroactively. The effects of the accounting

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


change on the nine months ended April 30, 1997 and the year ended July 31, 1996 are as follows:

                                1997          1996
                            -----------    -----------
Increase (decrease) in:

Net loss                    $(2,373,358)   $1,099,593
                            ===========    ==========

Loss per common share       $     (0.14)   $     0.07
                            ===========    ==========

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

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

                                              Three Months Ended July 31
                                              ---------------------------
                                                   1996         1997
                                                  ------       -----
Net Sales Volumes:
     Oil (Mbbls)                                     74         102
     Natural Gas (Mmcf)                             577         454
     Oil Equivalent (MBOE)                          170         180

Average Sales Prices:
     Oil (per Bbl)                                 $20.90 (1)  $16.32 (2)
     Natural Gas (per Mcf)                         $ 2.17 (1)  $ 2.21 (2)

Operating Expenses per
BOE of Net Sales:
     Lease operating                               $ 5.41       $ 5.66
     Severance tax                                 $ 1.01       $ 0.87
     Depreciation, depletion, and amortization     $ 4.45       $ 3.62
     General and administrative                    $ 4.01       $ 7.03

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

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Three Months Ended July 31, 1997 compared to the Three Months Ended July 31,
----------------------------------------------------------------------------
1996
----

     Total revenues from the Company's operations for the quarter ended July 31, 1997 were $2,727,336 compared to $2,932,328 for the quarter ended July 31, 1996. Revenues decreased marginally over the comparable period a year earlier due principally to lower realized oil prices, net of the impact of the commodity price hedges, and the absence of marketing margins in the revenue category. Although sales volumes for the quarter ended July 31, 1997 were adversely affected by a decline in sales volumes from the LaTex properties, the inclusion of Alliance's sales volumes and the favorable impact of the remedial work program designed to restore production on the LaTex properties more than compensated for this decline. In addition, revenues for the quarter ended July 31, 1997 benefited from the removal of the commodity price hedges.

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

     Total operating expenses decreased to $3,360,553 for the quarter ended July 31, 1997 compared to $5,984,980 for the same period in 1996. This decrease was primarily due to write-offs of $3,446,795 in relation to the Company's Kazakhstan and Tunisia operations which were taken in the 1996 period. Lease operating expenses were relatively unchanged at $1,173,644 for the three month period ending July 31, 1997 compared to $1,091,170 for the same period in 1996. Although lease operating expenses were flat compared to the previous period, the quarter ended July 31, 1997 was impacted by the remedial work program mentioned above and the inclusion of the Alliance properties offset by lower operating costs due to the sale of non-operated, non-strategic wells. Depreciation, depletion and amortization decreased to $652,489 from $756,878 a year earlier as a result of lower volumes partially offset by a slightly higher cost base. General and administrative expenses increased from $682,355 during the quarter ended July 31, 1996 to $1,265,849 for the quarter ended July 31, 1997. The increase is a result of the inclusion of the Alliance overhead as well as non-capitalized merger-related costs.

     In addition to the decrease in the net operating loss to $633,217 for the quarter ended July 31, 1997 from $3,052,652 for the same period in 1996, there was also a significant decrease in other income/expense. This decrease was due to the write-offs in the 1996 period of $4,096,381 covering investments in Wexford Technology, Inc. and

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Imperial Petroleum, Inc., and miscellaneous expense of $1,810,382 in connection with litigation arising out of LaTex's sale in July 1993 of Latex's Panda subsidiary.

     In summary, due to the above factors, the net loss for the common shareholders for the quarter ended July 31, 1997 decreased to $951,197 ($0.04 per share) compared to a net loss of $9,782,969 ($0.63 per share) for the same period in 1996.


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

     Cash Flows and Liquidity.  At July 31, 1997, Alliance has current assets of
     ------------------------
$3.936 million and current liabilities of $11.362 million, which resulted in a net current deficit of $7.426 million. Since the Merger, the net current deficit has been reduced from $9.620 million at year ended April 30, 1997 to its current position of $7.426 million. The $2.194 million improvement is primarily due to the addition of Alliance's cash balances and a reduction in accounts payable. The reduction in accounts payable in the quarter ended July 31, 1997 to $10.924 million from $11.429 million previously masks a much larger improvement as this reduction occurred despite the additional $2.505 million of current liabilities which were absorbed from Alliance in the Merger.

     For the quarter ended July 31, 1997, net cash used in the Company's operating activities was $2.673 million compared to cash provided of $1.294 million for the quarter ended July 31, 1996. This deterioration is substantially due to the allocation of funds to improve the working capital deficit of the Company.

     Investing activities of the Company generated $2.357 million in net cash flow for the quarter ended July 31, 1997 compared to $0.726 million for the quarter ended July 31, 1996. The improvement was principally due to property sales of $2.804 million and the acquisition of cash balances of $1.461 million from Alliance arising from the Merger. Financing activities provided $1.948 million for the quarter ended July 31, 1997 compared to a use of $2.001 million for the quarter ended July 31, 1996. The improvement was due to the drawdown of additional funds under the Alliance Credit Agreement and the abatement of scheduled principal payments until October 31, 1998.

     Overall, cash and cash equivalents improved by $1.633 million in the quarter ended July 31, 1997 compared to $0.019 million in the 1996 period.

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Credit Agreement were maintained as LIBO Rate Loans that bore interest at the annual rate of 7.5%.

     As a condition to the Bank making the loans under the LaTex Credit Agreement, LaTex's subsidiary, LaTex Petroleum, entered into hedging agreements with the Bank designed to enable LaTex to (a) obtain agreed upon net realized prices for LaTex's oil and gas production (the "Oil and Gas Hedging Agreements") and (b) protect LaTex against fluctuations in interest rates with respect to the principal amounts of all loans under the LaTex Credit Agreement. Under the Alliance Credit Agreement, the Bank has made available to Alliance the amount of $2,500,000 to reduce or terminate the Oil and Gas Hedging Agreements.

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

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

Three Months             Oil                  Oil                  Gas                  Gas
Ended July 31      (excluding the       (including the       (excluding the       (including the
-------------    effects of hedging   effects of hedging   effects of hedging   effects of hedging
                    transactions)        transactions)        transactions)        transactions)
--------------------------------------------------------------------------------------------------
 1997                  $16.32               $16.32                $2.21                $2.21

 1996                  $22.04               $20.90                $2.60                $2.17

 1995                  $12.34               $12.30                $1.50                $1.66

     On October 23, 1997, the Company entered into new commodity price hedge agreements to protect against price declines which may be associated with the volatile environment of oil and natural gas spot pricing. Unlike the previous hedging agreements entered into by LaTex, the new commodity price hedge agreements, while protecting against oil and natural gas price declines, also provide the Company with exposure to price increases beyond certain agreed price levels. The commodity price hedges were executed through the purchase of put options by the Company, and the associated cost was funded by additional drawdowns under the Alliance Credit Agreement.

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

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

                *27.1  Financial Data Schedule of Alliance Resources PLC



     *Filed Herewith.

     (b)        Reports on Form 8-K
                -------------------

                Form 8-K filed on June 13, 1997 reporting completion of the merger of Alliance Resources PLC with Latex Resources, Inc.

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

Date:  July 2, 1998