Form 10-Q/A
period 1997-10-31
ALLIANCE RESOURCES PLC
filed 1998-07-06
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A
(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       XX   SECURITIES EXCHANGE OF 1934
      ----

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


                 (918) 491-1100
(Registrant's telephone number, including area code)

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

                     ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                   INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED OCTOBER 31, 1997

PART I -  FINANCIAL INFORMATION
          Item 1. Financial Statements                                                      Page
                     Consolidated Condensed Balance Sheets as of
                     October 31, 1997 and April 30, 1997                                     2

                     Consolidated Condensed Statements of Operations
                     for the three months and six months ended October                       4
                     31, 1997 and 1996

                     Consolidated Condensed Statement of Stockholders'
                     Equity for the six months ended October 31, 1997                        5

                     Consolidated Condensed Statements of Cash Flows
                     for the six months ended October 31, 1997 and 1996                      6

                     Notes to Consolidated Condensed Financial Statements                    8

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                    11

PART II - OTHER INFORMATION                                                                 18
          Item 1.    Legal Proceedings

                     The information called for by Item 2. Changes in Securities, Item 3
          Default Upon Senior Securities, Item 4. Submission of Matters to a Vote of
          Security Holders, Item 5. Other Information has been omitted as either inapplicable or because the answer thereto is negative.

          Item 6.    Exhibit and Reports on Form 8-K
                                                                                            20
SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

                     ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           OCTOBER 31, 1997  APRIL 30, 1997
                                                              (UNAUDITED)     (UNAUDITED)
                                                           ----------------  --------------
ASSETS

Current assets:
          Cash                                               $  2,376,080    $     72,948
          Accounts receivable - trade                           2,651,767       2,119,406
          Other current assets                                    280,109          54,176
                                                             ------------    ------------

          Total current assets                                  5,307,956       2,246,530
                                                             ------------    ------------

Property, plant, and equipment, at cost:
          Oil and gas properties (using full cost method)      46,700,341      36,107,310
          Other depreciable assets                              1,197,180         855,512
                                                             ------------    ------------
                                                               47,897,521      36,962,822

          Less accumulated depreciation and depletion         (17,251,691)    (10,254,970)
                                                             ------------    ------------

          Net property, plant and equipment                    30,645,830      26,707,852
                                                             ------------    ------------

Other assets:
          Deposits and other assets                               146,791         282,920
          Deferred loan costs, less accumulated amortization    1,802,758       1,620,185
                                                             ------------    ------------
          Total other assets                                    1,949,549       1,903,105
                                                             ------------    ------------

TOTAL ASSETS                                                 $ 37,903,335    $ 30,857,487
                                                             ============    ============

See accompanying notes to consolidated condensed financial statements.

                     ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED

                                                                              OCTOBER 31, 1997  APRIL 30, 1997
                                                                                 (UNAUDITED)      (UNAUDITED)
                                                                              ----------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Accounts payable                                                       $ 10,021,547    $ 11,428,872
          Accrued expenses payable                                                    446,488         437,736
          Current portion long-term debt                                              325,000               -
                                                                                 ------------    ------------
          Total current liabilities                                                10,793,035      11,866,608

Other liabilities                                                                     710,208         810,783
Long-term debt, excluding current installments                                     20,241,762      18,095,497
Convertible subordinated unsecured loan notes                                       1,550,700               -
                                                                                 ------------    ------------
          Total liabilities                                                        33,295,705      30,772,888
                                                                                 ------------    ------------

Stockholders' equity:
          Common stock-par value 40 pence; 46,000,000 shares authorized representing:
                   LaTex Series A convertible preferred stock 1,180,110 issued and outstanding at April 30, 1997; aggregate liquidation
                     preference $4,570,510                                                  -         766,599
                   LaTex Series B convertible preferred stock
                     3,239,708 issued and outstanding at
                     April 30, 1997; aggregate liquidation
                     preference $5,245,370                                                  -       2,104,515
          Common stock issued and outstanding;
                     31,152,603 and 17,982,068 at October
                     31, 1997 and April 30, 1997, respectively                     20,077,486      11,681,150
          Additional paid-in capital                                                5,898,198       5,149,146
          Accumulated deficit                                                     (21,368,054)    (19,127,446)
          Treasury stock 1,008,500 common shares at cost at
                   April 30, 1997                                                           -        (489,365)
                                                                                 ------------    ------------

          Total stockholders' equity (deficit)                                      4,607,630          84,599
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 37,903,335    $ 30,857,487
                                                                                 ============    ============

See accompanying notes to consolidated condensed financial statements.

                     ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                                             Three                            Six
                                                                          Months Ended        Six         Months Ended
                                                             Three         October 31,    Months Ended     October 31,
                                                          Months Ended        1996         October 31,        1996
                                                        October 31, 1997   (Restated,         1997         (Restated,
                                                          (Unaudited)       Unaudited)     (Unaudited)      Unaudited)
                                                          -------------------------------------------------------------
Revenue:
          Oil and gas revenue                              $  3,248,700    $  2,377,701    $  5,976,036    $  5,190,871
          Crude oil and gas marketing                                 -          90,227               -         209,385
                                                          -------------------------------------------------------------

                     Total operating income                   3,248,700       2,467,928       5,976,036       5,400,256
                                                          -------------------------------------------------------------

Operating expenses:
          Lease operating expense                             1,491,276       1,215,659       2,664,920       2,306,829
          Cost of crude oil and gas marketing                         -          17,271               -          24,826
          Depreciation, depletion, and amortization             777,907         699,656       1,430,396       1,456,534
          Dry hole costs and abandonments                             -               -               -       3,446,795
          Loss on commodity deriviatives                        859,429               -       1,128,000
          General and administrative expense                    909,860       1,894,744       2,175,709       2,577,326
                                                          -------------------------------------------------------------

                     Total operating expenses                 4,038,472       3,827,330       7,399,025       9,812,310
                                                          -------------------------------------------------------------

Net operating loss                                             (789,772)     (1,359,402)     (1,422,989)     (4,412,054)

Other income (expense):
          Equity in losses and write offs of investments
           in affiliates                                              -               -               -      (4,096,381)
          Gain on sale of assets                                    165               -          18,496               -
          Interest expense                                     (609,127)       (732,151)     (1,291,200)     (1,713,585)
          Interest income                                        15,110          32,934          35,719         341,819
          Miscellaneous income (expense)                         79,051               -         404,204      (1,810,382)
                                                          -------------------------------------------------------------

Net loss from continuing operations before income taxes      (1,304,573)     (2,058,619)     (2,255,770)    (11,690,583)

Income tax expense                                                    -               -               -               -
                                                          -------------------------------------------------------------

Net loss                                                     (1,304,573)     (2,058,619)     (2,255,770)    (11,690,583)

Preferred stock dividends                                             -        (166,250)              -        (317,255)
                                                          -------------------------------------------------------------

Net loss for common shareholders                           $ (1,304,573)   $ (2,224,869)   $ (2,255,770)   $(12,007,838)
                                                          =============================================================

Loss per share for common shareholders                     $      (0.04)   $      (0.13)   $      (0.07)   $      (0.75)
                                                          =============================================================



Weighted average number of shares outstanding                31,137,386      16,616,740      31,094,994      16,056,202
                                                          =============================================================

See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED OCTOBER 31, 1997

                                                        Common Stock                        Retained
                                                  -------------------------  Additional     Earnings                     Total
                                      Preferred    Number of       Par        Paid-In     (Accumulated    Treasury     Stockholders'
                                        Stock        Shares        Value      Capital       Deficit)        Stock        Equity
                                    ============  ============ ============ ============  ============= ============= ==============
Balance at April 30, 1997           $  2,871,114   17,982,068  $ 11,681,150 $  5,149,146  $(19,127,446) $   (489,365) $     84,599

Exchange of Preference Stock          (2,871,114)   4,419,818     2,871,114           --            --            --            --

Cancellation of treasury stock                --     (953,099)     (619,132)     129,767            --       489,365            --

Issued for LaTex acquisition                  --    8,103,816     5,105,550   (1,066,211)           --            --     4,039,339

Acquisition of overriding royalty             --    1,343,750       872,900    1,498,400            --            --     2,371,300

Issued for services                           --      256,250       165,904      187,096            --            --       353,000

Foreign exchange                              --           --            --           --        15,162            --        15,162

Net loss current period                       --           --            --           --    (2,255,770)           --    (2,255,770)
                                    ------------  -----------  ------------ ------------  ------------  ------------  ------------

Balance October 31, 1997            $         --   31,152,603  $ 20,077,486 $  5,898,198  $(21,368,054) $         --  $  4,607,630
                                    ============  ===========  ============ ============  ============  ============  ============

See accompanying notes to consolidated condensed financial statements.

                     ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Six                         Six
                                                                                    Months Ended              Months Ended
                                                                                  October 31, 1997         October 31, 1996
                                                                                     (Unaudited)         (Restated, Unaudited)
                                                                                  ----------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                              $ (2,255,770)             $(11,690,583)
             Adjustments to reconcile net loss to net cash (used in)
             provided by operating activities:
                  Depreciation, amortization, and depletion                           1,430,396                 1,456,534
                  Amortization of Deferred Loan Costs                                   281,694                   179,583
                  Gain on sale of assets                                                (18,496)                       --
                  Equity in losses and write offs of investments in affiliates               --                 4,096,381
                  Dry hole costs and abandonments                                            --                 3,446,795
                  Employee bonus                                                             --                   528,125
                  Forgiveness of debt                                                        --                   385,391
                  Interest income                                                            --                  (150,467)
                  Miscellaneous expense                                                      --                 1,810,382

             Changes in assets and liabilities, net of effects from acquisition:
                  Accounts receivable                                                   (26,237)                  535,300
                  Accounts receivable - related party                                        --                   202,790
                  Accounts payable                                                   (1,613,144)                  378,875
                  Accrued expenses payable                                                8,752                   547,444
                  Other current assets                                                 (246,563)                       --
                  Deposits and other assets                                           1,264,129                   (69,747)
                  Other liabilities                                                  (1,349,972)                  615,000
                  Inventories                                                                --                    64,091
                                                                                   ------------              ------------
Net cash (used in) provided by operating activities                                  (2,525,211)                2,335,894
                                                                                   ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Purchases of property and equipment                                (2,289,926)                 (365,002)
                  Proceeds from sale of property and equipment                        4,998,501                 1,144,811
                  Effect of LaTex acquisition                                           192,819                        --
                  Decrease in accounts and notes receivable                                  --                   340,000
                  Advances to unconsolidated affiliates and notes receivable                 --                  (326,394)
                                                                                   ------------              ------------
Net cash provided by investing activities                                             2,901,394                   793,415
                                                                                   ------------              ------------


See accompanying notes to consolidated condensed financial statements.

                     ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Six                       Six
                                                                                 Months Ended              Months Ended
                                                                               October 31, 1997          October 31, 1996
                                                                                 (Unaudited)           (Restated, Unaudited)
                                                                             ------------------        ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Deferred loan and reorganization costs                              $  (428,391)              $  (137,186)
             Payments on notes payable                                                    --                (3,150,416)
             Proceeds from notes payable                                           2,355,340                   178,014
                                                                                 -----------               -----------
Net cash provided by (used for) financing activities                               1,926,949                (3,109,588)
                                                                                 -----------               -----------

Net increase in cash and cash equivalents                                          2,303,132                    19,721
Cash and cash equivalents at beginning of period                                 $    72,948               $        --
                                                                                 -----------               -----------
Cash and cash equivalents at end of period                                       $ 2,376,080               $    19,721
                                                                                 ===========               ===========

Supplemental disclosures of cash flow information:
             Cash paid during the period for:
                  Interest                                                       $   730,850               $ 1,480,520
                  Income taxes                                                            --                     4,250

Supplemental schedules of noncash investing and financing activities:
Common stock issued for services and bonus                                       $   203,000               $    78,125
Preferred stock issued for litigation settlement                                          --                   500,000
Common stock issued to pay debt of unconsolidated affiliate                               --                    60,520
Issuance of convertible loan notes                                                   150,000                        --
Ordinary shares due in settlement of advisory fees, as of October 31, 1997           150,000                        --
Common stock issued on acquisition of LaTex                                        4,039,339                        --
Common stock issued for overriding royalty                                         2,371,300                        --
Convertible loan notes issued for overriding royalty                               1,400,700                        --


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

Interim Reporting
-----------------

The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the six months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information , refer to Form 20-F for the year ended April 30, 1997 (which was filed in its final form with the Securities Exchange Commission on June 18, 1998).

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

        Transaction costs incurred by Alliance reduced the fair value of Alliance's monetary assets and liabilities at the date of the acquisition.

        The fair value of the assets and liabilities of the acquired business at the effective date of acquisition is as follows:

Cash                                                    $ 1,460,555
Other current assets                                        480,045
Other assets                                                202,253
Oil and gas assets                                        5,268,929
Other fixed assets                                          253,386
Debt                                                        (85,420)
Other liabilities and provisions                         (2,669,409)
                                                        -----------
                                                        $ 4,910,339
                                                        -----------

        In connection with the acquisition, Alliance issued to Bank of America 156,250 Alliance Shares and convertible subordinated unsecured loan notes of (pounds)93,519 convertible into 115,456 Alliance Shares to settle fees of $200,000 and $150,000 payable upon restructuring of LaTex's bank debt.

        Under the terms of the Alliance Merger Agreement effective May 1, 1997, LaTex disposed of its interest in its unconsolidated affiliates, Wexford and Imperial, and its interest in its wholly-owned subsidiaries LaTex Resources International, Inc. and Phoenix Metals, Inc.

        Alliance has also issued 1,343,750 Alliance Shares, convertible subordinated unsecured loan notes of (pounds)873,281 convertible into 1,087,125 Alliance Shares and 1,210,938 warrants to Bank of America in exchange for an overriding royalty interest in most of LaTex's properties held by Bank of America.

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
                                                                ----------
                                                                $3,772,000

        The consolidated statements of operations include the results of operations of Alliance since the effective date of the Merger. The following is a statement of pro forma revenues, loss before income taxes, net loss, and net loss per share for the quarter ended July 31, 1996 based on the assumption that Alliance was acquired at the beginning of this period:

                                                        Quarter ended
                                                        July 31, 1996
                                                        -------------

                Revenues                                $  8,002,842
                Loss before income tax                  $(12,369,583)
                Net loss                                $(12,369,583)
                Net loss per share                      $      (0.66)

        The relevant portion of the above pro forma figures covering Alliance was derived from the published interim results of Alliance for the six months to October 31, 1996.

        On September 15, 1997, Alliance issued 100,000 new Alliance shares in settlement of financial advisor fees and on November 5, 1997, Alliance issued 115,456 convertible loan notes to the bank in settlement of arrangement fees of $150,000 noted above which may, under certain circumstances, be converted into new Alliance shares.

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

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


C.  ACCOUNTING POLICY CHANGE

During the nine months ended April 30, 1997, LaTex, in order to conform its accounting policies to that of Alliance, changed its method of accounting for oil and gas exploration and development activities from the "successful efforts" method to the "full cost" method (as described above). The financial statements for the LaTex entities for all prior periods have been restated to apply the new method retroactively. The effects of the accounting change on the nine months ended April 30, 1997 and the years ended July 31, 1996 and 1995 are as follows.

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

                                              Six Months Ended October 31
                                              ---------------------------
                                                   1996         1997
                                                  ------       -----
Net Sales Volumes:
     Oil (Mbbls)                                     160        218
     Natural Gas (Mmcf)                            1,196        988
     Oil Equivalent (MBOE)                           359        382

Average Sales Prices:
     Oil (per Bbl)                                 $18.03 (1)  $16.63 (2)
     Natural Gas (per Mcf)                         $ 1.85 (1)  $ 2.38 (2)

Operating Expenses per
BOE of Net Sales:
     Lease operating                               $ 5.54       $ 5.97
     Severance tax                                 $ 0.95       $ 1.00
     Depreciation, depletion, and amortization     $13.65       $ 3.74
     General and administrative                    $ 7.17       $ 5.69

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

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity.

    Three Months Ended October 31, 1997 compared to the Three Months Ended
    ----------------------------------------------------------------------
                                October 31, 1996
                                ----------------

     Total revenues from the Company's operations for the quarter ended October 31, 1997 were $3,248,700 compared to $2,467,928 for the quarter ended October 31, 1996. Revenues increased over the comparable period a year earlier due principally to the beneficial effect of higher realized oil and gas prices (net of the impact of the commodity price hedges), and higher barrel of oil equivalent volumes, offset partially by the absence of marketing margins in the revenue category. The revenues in the 1997 period benefited from the lack of commodity price hedges and allowed the Company full exposure to market prices. Revenues in the 1996 period were adversely effected by the LaTex hedge program which effectively capped pricing at below market levels. Although sales volumes for the quarter ended October 31, 1997 were adversely affected by a decline in sales volumes from the LaTex properties, the inclusion of Alliance's sales volumes and the favorable impact of the remedial work program designed to restore production on the LaTex properties more than compensated for this decline.

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

     Total operating expenses increased to $4,038,472 for the quarter ended October 31, 1997 compared to $3,827,330 for the same period in 1996. This increase was primarily due to the buy-out of the existing commodity price hedge ($1,128,000) on May 15, 1997. Lease operating expenses were relatively unchanged at $1,491,276 for the three-month period ended October 31, 1997 compared to $1,215,659 for the same period in 1996. The quarter ended October 31, 1997 was impacted by the remedial work program mentioned above and the inclusion of the Alliance properties partially offset by lower operating costs due to the sale of non-operated, non-strategic wells. Depreciation, depletion and amortization increased to $777,907 from $699,656 a year earlier as a result of higher sales volumes in the 1997 period. General and administrative expenses decreased from $1,894,744 during the quarter ended October 31, 1996 to $909,860 for the quarter ended October 31, 1997 primarily due to the employee stock award in the 1996 period noted above.

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     In addition to the decrease in the net operating loss to $789,772 for the quarter ended October 31, 1997 from $1,359,402 for the same period in 1996, there was also an improvement in other income/expense due to the lower interest charge in the 1997 period.

     In summary, due to the above factors, the net loss for the common shareholders for the quarter ended October 31, 1997 decreased to $1,304,573 ($0.04 per share) compared to a net loss of $2,224,869 ($0.12 per share) for the same period in 1996.

       Six Months Ended October 31, 1997 compared to the Six Months Ended
       ------------------------------------------------------------------
                                October 31, 1996
                                ----------------

     Total revenues from the Company's operations for the six months ended October 31, 1997 were $5,976,036 compared to $5,400,256 for the six months ended October 31, 1996. Revenues increased over the comparable period a year earlier due principally to the beneficial effect of higher realized gas prices (net of the impact of the commodity price hedge) and higher oil volumes, offset partially by the absence of marketing margins in the revenue category. The revenues in the 1997 period benefited from the lack of commodity price hedges and allowed the Company full exposure to higher market prices. Revenues in the 1996 period were adversely affected by the LaTex hedge program which effectively capped pricing at below market levels. Although sales volumes for the six months ended October 31, 1997 were adversely affected by a decline in sales volumes from the LaTex properties, the inclusion of Alliance's sales volumes and the favorable impact of the remedial work program designed to restore production on the LaTex properties more than compensated for this decline.

     The Company continued concentrating its efforts to increase production from its existing producing fields. Gross production from company-operated fields was increased from an average of 160 barrels of oil equivalent per day ("boepd") in April 1997 to an average of 2300 boepd by October 1997.

     Total operating expenses decreased to $7,399,025 for the six months ended October 31, 1997 compared to $9,812,310 for the same period in 1996. This decrease was primarily due to write-offs of $3,446,795 in relation to the Company's Kazakhstan and Tunisia operations which were taken in the 1996 period offset by the buy-out of the existing commodity price hedge ($1,128,000). Lease operating expenses increased to $2,664,920 for the six month period ended October 31, 1997 compared to $2,306,829 for the same period in 1996. The six months ended October 31, 1997 was impacted by the remedial work program mentioned above and the inclusion of the Alliance properties partially offset by lower operating costs due to the sale of non-operated costs due to the sale of non-operated, non-strategic wells. Depreciation, depletion, and amortization decreased to $1,430,396 from $1,456,534 a year earlier. General and administrative expenses decreased from $2,577,326 during the six months ended October 31, 1996

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


primarily due to the employee stock award in the 1996 period noted above partially offset by the inclusion of the Alliance overhead as well as non-capitalized merger-related cost.

     In addition to the decrease in the net operating loss to $1,422,989 for the six months ended October 31, 1997 from $4,412,054 for the same period in 1996, there was also a significant improvement in other income/expense. This improvement was due to the write-offs in the 1996 period of $4,096,381 covering investments in Wexford Technology, Inc. and Imperial Petroleum, Inc. and miscellaneous expenses of $1,810,382 in connection with litigation arising out of the sale in July 1993 of LaTex's Panda subsidiary.

     In summary, due to the above factors, the net loss for the common shareholders for the six months ended October 31, 1997 decreased to $2,255,770 ($0.07 per share) compared to a net loss of $12,007,838 ($0.74 per share) for the same period in 1996.


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

     Cash Flows and Liquidity.  At October 31, 1997, Alliance has current assets
     ------------------------
of $5.308 million and current liabilities of $10.793 million, which resulted in a net current deficit of $5.485 million. Since the Merger, the net current deficit has been reduced from $9.620 million at year ended April 30, 1997 to its current position of $5.485 million. The $4.135 million improvement was primarily due to the increase in cash balances and a reduction in accounts payable. The current portion of long-term debt amounted to $0.325 million at October 31, 1997 compared to $0 at April 30, 1997.

     For the six months ended October 31, 1997, net cash used in the Company's operating activities was $2.525 million compared to cash provided of $2.336 million for the six months ended October 31, 1996. This deterioration in cash from operating activities is substantially due to the allocation of funds to improve the working capital deficit of the Company.

     Investing activities of the Company generated $2.901 million in net cash flow for the six months ended October 31, 1997 compared to $0.793 million for the six months ended October 31, 1996. The improvement was principally due to property sales of $4.999 million and the acquisition of cash balances of $1.461 million from Alliance arising from the Merger. Financing activities provided $1.927 million for the six months

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ended October 31, 1997 compared to a use of $3.110 million for the six months ended October 31, 1996. The improvement was due to the drawdown of additional funds under the Alliance Credit Agreement and the abatement of scheduled principal payments until October 31, 1998.

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

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

Six Months Ended            Oil                  Oil                  Gas                  Gas
   October 31         (excluding the       (including the       (excluding the       (including the
----------------    effects of hedging   effects of hedging   effects of hedging   effects of hedging
                       transactions)        transactions)        transactions)        transactions)
-----------------------------------------------------------------------------------------------------
 1997                     $16.63               $16.63                $2.38                $2.38

 1996                     $20.26               $18.03                $2.26                $1.85

 1995                     $12.34               $12.30                $1.50                $1.66

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

PART II  OTHER INFORMATION
--------------------------


Item 1.    Legal Proceedings
           -----------------

                            ALLIANCE RESOURCES PLC
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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