Form 10-K
period 1998-04-30
ALLIANCE RESOURCES PLC
filed 1998-09-22
CIK 937568

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998
                                       OR
    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____TO ____

                        COMMISSION FILE NUMBER 333-19013

                             ALLIANCE RESOURCES PLC
             (Exact name of registrant as specified in its charter)

         ENGLAND AND WALES                                   73-1405081
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

         4200 EAST SKELLY DRIVE
              SUITE 1000
           TULSA, OKLAHOMA                                      74135
  (Address of principal executive offices)                    (Zip code)

      Registrant's telephone number, including area code:  (918) 491-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class          Name of Each exchange on Which Registered
     -------------------          -----------------------------------------
           (NONE)                                    (NONE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     (NONE)
                                (Title of Class)

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

     The aggregate market value of the Registrant's voting stock held by non-affiliates as of September 15, 1998 was approximately $15,549,782 (based on the middle market quotation on April 28, 1998, the day prior to the suspension of listing of its shares by the London Stock Exchange.).

     On September 15, 1998 there were 31,209,408 shares of the Registrant's common stock issued and outstanding.

                      Documents Incorporated by Reference
                                      NONE

================================================================================

                             ALLIANCE RESOURCES PLC

                                   FORM 10-K
                        FISCAL YEAR ENDED APRIL 30, 1998
                 ---------------------------------------------
                               TABLE OF CONTENTS

                                     PART I

Item 1.    Business.................................................  1
Item 2.    Properties...............................................  1
Item 3.    Legal Proceedings........................................  1
Item 4.    Submission of Matters to a Vote of Security Holders......  1

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters......................................  1
Item 6.    Selected Financial Data..................................  1
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  1
Item 8.    Financial Statements and Supplementary Data..............  2
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure......................  2

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.......  3
Item 11.   Executive Compensation...................................  4
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management...........................................  4
Item 13.   Certain Relationship and Related Transactions............  4

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                5

Signatures                                                            6

     Certain statements in this Report under the captions "Item 1. Business", "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry trends and results, to be materially different from any future results, trends, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following: general economic and business conditions; oil and gas and other industry conditions and trends, including supply and demand; fluctuations in the prices for oil, gas and refined products; competition; import protection and regulation (including the implementation of the World Trade Organization and North American Free Trade Agreement); the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of debt and equity capital; business abilities and judgement of personnel; availability of qualified personnel; changes in or the failure to comply with government regulations and other factors referenced in this Report. See "Item 1. Business and Item 2. Properties-Cautionary Statement and Risk Factors."

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES.

     Information for these items relating to Alliance can be found in the Proxy Statement submitted to Securities and Exchange Commission on July 13, 1998. The Proxy Statement has been included with this filing as Exhibit 99.1, refer to pages 42 through 48.

     On July 30, 1998, the Board of Alliance announced that the $100 million of Senior Subordinated Notes due in 2008 to be issued by the Company as part of the financing arrangements for the acquisition of the East Irish Sea Interests and related acquisition of Difco Limited have not been raised on acceptable terms and therefore the proposed resolutions to approve, inter alia, the Acquisitions were not put to shareholders at the Extraordinary General Meeting scheduled for that day.

     The Board is in discussions with Difco Limited in connection with the Acquisitions and is considering alternative methods of financing. As a result, the listing of the ordinary shares of Alliance remains suspended.

ITEM 3. LEGAL PROCEEDINGS

     Information for this item relating to Alliance can be found in the Proxy Statement submitted to the Securities and Exchange Commission on July 13, 1998. The Proxy Statement has been included with this filing as Exhibit 99.1, refer to pages 48 and 49.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information for this item relating to Alliance can be found in the Proxy Statement submitted to the Securities and Exchange Commission on July 13, 1998. The Proxy Statement has been included with this filing as Exhibit 99.1, refer to page 26.

ITEM 6. SELECTED FINANCIAL DATA

     Information for this item relating to Alliance can be found in the Proxy Statement submitted to the Securities and Exchange Commission on July 13, 1998. The Proxy Statement has been included with this filing as Exhibit 99.1, refer to pages 32 and 33.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item relating to Alliance can be found in the Proxy Statement submitted to the Securities and Exchange Commission on July 13, 1998. The Proxy Statement has been included with this filing as Exhibit 99.1, refer to pages 34 through 41.

     Management had planned to consummate the acquisition of a 20 per cent interest in certain undeveloped oil and gas properties in the East Irish Sea and Liverpool Bay areas ("the East Irish Sea Interests"), which would have involved a satisfactory refinancing of the Group's borrowings. On July 30, 1998 the Board announced that financing for that transaction had not been raised and that the resolutions to approve the acquisition were not put to shareholders.

     Management's plans in the event that the acquisition and refinancing did not proceed, were to seek other transactions of a similar nature, restructure the existing credit facility or seek alternative forms of financing and to take such other steps as were necessary to allow the Group to meet its obligations as they fell due. It was envisioned that such steps might have included the continued reduction of the Group's overheads, deferral of elements of the recompletion program and the realization of oil and gas properties.

     Since July 30, 1998, management has reduced the Group's overheads through selective redundancies, has held discussions with Bank of America regarding the existing credit facility but has primarily been evolving alternative financing plans to allow the acquisition of part of the East Irish Sea Interests. Such alternative financing has been formulated and it is anticipated that proposals will be put to shareholders on or before October 31, 1998. This will also include a restructuring of the existing credit facility. Management believes that the satisfactory completion of this transaction will provide the Group with financing which will allow it to meet its obligations as they fall due.

     Management is mindful of the Group's financial condition should this transaction not be consummated. The existing credit facility with Bank of America requires monthly repayments of $325,000 to commence on October 31, 1998 and with the balance remaining outstanding on March 31, 2000 being repayable in full on that date. The Group's operating cash flow will not be sufficient to meet its obligations under the existing credit facility and, given the passage of time and the concentration of management's efforts on achieving the acquisition outlined above, it may not be possible to take the necessary steps, which might include property dispositions, to allow the Group to meet its obligations in a timely manner.

     However, the pursuit by management of an alternative structure to acquire the East Irish Sea Interests has been undertaken with the full support of Bank of America, including the deferral of property disposals pending final resolution of the acquisition of part of the East Irish Sea Interests. Bank of America has indicated to management that, in the event that the proposed transaction is not consummated, it will work with the Group to achieve a mutually satisfactory refinancing. There is, however, no guarantee that a successful refinancing will be achieved in a timely manner if at all.

     The Directors believe that there is reasonable assurance that the Group will remain a going concern even if the proposed transaction is not consummated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information for this item relating to Alliance can be found on pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     John A "Jak" Keenan, aged 44, is the Chairman and Managing Director of Alliance. He has worked in the oil industry since 1976 and was successively first vice president of corporate development, chief operating officer and director and president of the oil and gas division of Great Western Resources, Inc. He resigned his position at Great Western Resources, Inc. in August 1995 and accepted a position at the law firm of Jenkens & Gilchrist in Houston, Texas, where he specialized in oil and gas transactions. He joined the Board of Alliance in April 1996.

     H Brian K Williams, aged 43, is the Finance Director of Alliance. He qualified as a Chartered Accountant with Thomson McLintock (now part of KPMG) and then held positions at British National Oil Corporation and Hamilton Brothers Oil & Gas before joining Pict Petroleum plc, where he became finance director in 1991. He joined the Board of Alliance in June 1996.

     Paul R Fenemore, aged 43, is the Operations and Business Development Director of Alliance. He has a B.Sc. degree in combined science obtained in 1975 and a M.Sc. degree in marine geotechnics. He has extensive experience in detailed technical and economic evaluations of exploration and oil field appraisal and development projects and project management and has held several technical and senior management positions with Gulf Oil Corporation, Amoco Europe and West Africa Limited, Amerada-Hess UK Limited, Hamilton Brothers (UK) Limited, CSX Oil and Gas Corporation, Cairn Energy PLC and Hunting Surveys Limited. From 1991 until 1995 he was managing director of Petroleum Ventures International and Spectron Petroleum Limited and became a fellow of the Geological Society in 1992. He joined the Board of Alliance in May 1996.

     M Phillip Douglas, aged 59, is a non-executive Director of Alliance. He was a director and head of international investment at Morgan Grenfell for 16 years and was a director of G T Management. He also has a number of other non-executive directorships in public and private companies. He joined the Board of Alliance in November 1993.

     William J A Kennedy, aged 59, is a non-executive Director of Alliance. After 25 years experience in the investment industry he became vice president of a major conglomerate, Crownx, Inc. For the past nine years he has operated a management consulting service and sits on the board of two public Canadian companies. He joined the Board of Alliance in January 1994.

     Michael E Humphries, aged 41, is a non-executive Director of Alliance. Having begun his career at Britoil Plc, he has spent 16 years working in the international oil and gas arena and is currently Senior Vice President of Rothschild Natural Reosurces, LLC, based in Washington DC, where he has responsibility for Rothschild's oil and gas activities in North America. He joined the Board of Alliance in December 1997.

     Christopher R L Samuelson, aged 52, is a non-executive Director of Alliance. He is a joint chief executive of Valiant Group Limited, a large independent trust company, with whom he has been associated for the last twelve years. He also holds a wide number of directorships around the world. He joined the Board of Alliance in April 1996.

     John R Martinson, aged 63, is a non-executive Director of Alliance. He has a B.Sc. degree in engineering and a masters degree in business administration. He became a director of LaTex in May 1995, having served as a consultant to that company since 1994. He is managing director of Wood Roberts, LLC, where he has been engaged in financial consulting since January 1989. From 1973 to 1988 Mr. Martinson was an independent oil and gas entrepreneur. Previously, he was with Kidder Peabody & Co., Oppenheimer & Co. and Mobil Corporation. He joined the Board of Alliance in May 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The compensation of the directors for the year ended April 30, 1998 were as follows:


                          Fees     Salary    Bonus   Pension  Benefits   Total

Jak Keenan                     -  $174,500  $30,000        -  $107,103  $311,603
Brian Williams                 -  $142,136  $10,000  $21,322         -  $173,458
Paul Fenemore                  -  $164,990  $20,000  $ 8,361         -  $193,351
Philip Douglas           $16,722         -        -        -         -  $ 16,722
Bill Kennedy             $16,722         -        -        -         -  $ 16,722
Michael Humphries              -         -        -        -         -         -
Christopher Samuelson    $12,542         -        -        -         -  $ 12,542
John Martinson           $12,542         -        -        -         -  $ 12,542
Patrick Maley            $ 6,271         -        -        -         -  $  6,271
Jeff Wilson              $60,000         -        -        -         -  $ 60,000
Stanley Robinson         $ 6,271         -        -        -         -  $  6,271

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information for this item relating to Alliance can be found in the Proxy Statement submitted to the Securities and Exchange Commission on July 13, 1998. The Proxy Statement has been included with this filing as Exhibit 99.1, refer to page 60.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information for this item relating to Alliance can be found in the Proxy Statement submitted to the Securities and Exchange Commission on July 13, 1998. The Proxy Statement has been included with this filing as Exhibit 99.1, refer to page F-20.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements (included at Item 8. Financial Statements and Supplemental Data):

     Audited Financial Statements of Alliance Resources PLC

        Independent Auditor's Report
        Consolidated Balance Sheets as April 30, 1997 and 1998; Consolidated Statements of Operations for the year ended
                July 31, 1996, nine months ended April 30, 1997 and year ended April 30, 1998
        Consolidated Statements of Stockholders' Equity for the year ended July 31, 1996, nine months ended April 30, 1997 and year ended April 30, 1998
        Consolidated Statements of Cash Flows for the year ended
                Year July 31, 1996, nine months ended April 30, 1997 and year ended April 30, 1998
        Notes to Consolidated Financial Statements

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the Company's fiscal year ended April 30, 1998.

(c)  Exhibits

EXHIBIT
NUMBER
------

27    Financial Data Schedule.  Not applicable.

99.1 Proxy Statement filed with the Securities and Exchange Commision on July 13, 1998.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report............................................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Operations...................................... F-4
Consolidated Statements of Stockholders' Equity............................ F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Alliance Resources PLC and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Alliance Resources PLC and subsidiaries as of April 30, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended July 31, 1996, the nine months ended April 30, 1997 and the year ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Resources PLC and subsidiaries as of April 30, 1997 and April 30, 1998 and the results of their operations and their cash flows for the year ended July 31, 1996, the nine months ended April 30, 1997 and the year ended April 30, 1998 in conformity with generally accepted accounting principles in the United States.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has current liabilities in excess of current assets and is obliged to commence repayments on its borrowings from October 31, 1998 which raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG Audit Plc
London, England

June 17, 1998 except for Note 1 - Financial Condition
              which is as of September 22, 1998

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 1997 AND 1998

                                                        1997          1998
                      ASSETS                        ------------  ------------
Current assets:
  Cash............................................. $     72,948  $    408,439
  Accounts receivable--trade.......................    2,119,406     2,132,654
  Other current assets.............................       54,176        73,977
                                                    ------------  ------------
    Total current assets...........................    2,246,530     2,615,070
                                                    ------------  ------------
Property, plant and equipment, at cost
  Oil and gas properties, at cost, full cost
   method..........................................   36,107,310    43,200,388
  Other depreciable assets.........................      855,512     1,029,118
                                                    ------------  ------------
                                                      36,962,822    44,229,506
  Less accumulated depreciation and depletion......  (10,254,970)  (14,421,400)
                                                    ------------  ------------
    Net property, plant and equipment..............   26,707,852    29,808,106
                                                    ------------  ------------
Other assets:
  Deposits and other assets........................      282,920       144,989
  Deferred acquisition costs.......................          --        970,305
  Deferred loan costs, less accumulated
   amortization....................................    1,620,185     1,221,650
                                                    ------------  ------------
                                                    $ 30,857,487  $ 34,760,120
                                                    ============  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade.......................... $ 11,428,872  $  8,972,704
  Accrued expenses payable.........................      437,736       847,190
  Current portion of long-term debt................          --      2,275,000
                                                    ------------  ------------
    Total current liabilities......................   11,866,608    12,094,894
Other liabilities..................................      810,783       139,626
Long-term debt, excluding current installments.....   18,095,497    18,791,762
Convertible subordinated unsecured loan notes......          --      1,550,700
                                                    ------------  ------------
    Total liabilities..............................   30,772,888    32,576,982
                                                    ------------  ------------
Stockholders' equity:
  Common stock--par value 40 pence; 46,000,000
   shares authorized representing:
    LaTex Series A convertible preferred stock
     1,180,110 issued and outstanding at April 30,
     1997; aggregate liquidation preference
     $4,570,510....................................      766,599           --
    LaTex Series B convertible preferred stock
     3,239,708 issued and outstanding at April 30,
     1997; aggregate liquidation preference
     $5,245,370....................................    2,104,515           --
    Common stock issued and outstanding; 17,982,068
     and 31,209,408 at April 30, 1997 and 1998,
     respectively..................................   11,681,150    20,114,634
  Additional paid-in capital.......................    5,149,146     5,911,050
  Accumulated deficit..............................  (19,127,446)  (23,842,546)
  Treasury stock 953,099 and nil at April 30, 1997
   and April 30, 1998, respectively................     (489,365)          --
                                                    ------------  ------------
    Total stockholders' equity.....................       84,599     2,183,138
                                                    ------------  ------------
Commitments and contingencies
                                                    $ 30,857,487  $ 34,760,120
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           YEAR ENDED JULY 31, 1996, NINE MONTHS ENDED APRIL 30, 1997
                         AND YEAR ENDED APRIL 30, 1998

                                                    NINE MONTHS
                                     YEAR ENDED        ENDED        YEAR ENDED
                                    JULY 31, 1996  APRIL 30, 1997 APRIL 30, 1998
                                    -------------  -------------- --------------
                                    (AS RESTATED,
                                     SEE NOTE 3)
Revenues
  Oil and gas revenue.............. $ 11,979,982    $ 5,698,490    $10,209,881
  Crude oil and gas marketing......      540,156        146,381            --
                                    ------------    -----------    -----------
    Total revenues.................   12,520,138      5,844,871     10,209,881
                                    ------------    -----------    -----------
Operating expenses
  Lease operating expenses.........    5,472,130      3,117,341      5,505,826
  Cost of crude oil and gas market-
   ing.............................      133,455         15,798            --
  Cessation of overseas explora-
   tion............................    3,446,795            --             --
  General and administrative ex-
   penses..........................    2,893,146      3,481,003      3,363,885
  Depreciation, depletion, and am-
   ortization......................    3,510,814      1,541,415      2,598,066
  Loss on commodity derivatives....          --             --       1,128,000
                                    ------------    -----------    -----------
    Total operating expenses.......   15,456,340      8,155,557     12,595,777
                                    ------------    -----------    -----------
Loss from operations...............   (2,936,202)    (2,310,686)    (2,385,896)
                                    ------------    -----------    -----------
Other income (expense):
  Equity in net losses and write-
   offs of investments in
   affiliates......................   (4,034,414)       (19,823)           --
  Interest expense.................   (2,829,700)    (2,102,933)    (2,573,646)
  Interest income..................      280,322         52,038         62,226
  Miscellaneous income (expense)...   (1,810,382)        (7,929)       132,951
  Gain on sale of assets...........          --             --          35,442
                                    ------------    -----------    -----------
    Total other income (expense)...   (8,394,174)    (2,078,647)    (2,343,027)
                                    ------------    -----------    -----------
Net loss...........................  (11,330,376)    (4,389,333)    (4,728,923)
Preferred stock dividends..........     (570,621)      (517,613)           --
                                    ------------    -----------    -----------
Net loss for common shareholders... $(11,900,997)   $(4,906,946)   $(4,728,923)
                                    ============    ===========    ===========
Basic loss per share for common
 shareholders...................... $       (.77)   $      (.30)   $      (.15)
                                    ============    ===========    ===========
Weighted average number of shares
 outstanding.......................   15,507,551     16,585,113     31,125,689
                                    ============    ===========    ===========

          See accompanying notes to consolidated financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEAR ENDED JULY 31, 1996, NINE MONTHS ENDED APRIL 30, 1997
                         AND YEAR ENDED APRIL 30, 1998

                                            COMMON STOCK        ADDITIONAL                                TOTAL
                           PREFERRED   -----------------------    PAID-IN    ACCUMULATED   TREASURY   STOCKHOLDERS'
                             STOCK       SHARES     PAR VALUE     CAPITAL      DEFICIT       STOCK       EQUITY
                          -----------  ----------  -----------  -----------  ------------  ---------  -------------
Balances at July 31,
 1995, as previously
 reported...............  $ 2,268,733  16,233,381  $10,545,203  $ 4,532,470  $   (946,456) $(399,106) $ 16,000,844
Adjustment for the
 cumulative effect of
 retroactively applying
 full cost method of
 accounting for oil and
 gas exploration and
 development
 activities.............          --          --           --           --     (1,373,047)       --     (1,373,047)
                          -----------  ----------  -----------  -----------  ------------  ---------  ------------
Balances at July 31,
 1995, as restated
 (see note 3)...........    2,268,733  16,233,381   10,545,203    4,532,470    (2,319,503)  (399,106)   14,627,797
Issued for services.....          --       85,981       55,853       22,272           --         --         78,125
Issued for debt of
 affiliate..............          --      123,641       80,317      (19,797)          --         --         60,520
Issued for litigation
 settlement.............      200,607         --           --       299,393           --         --        500,000
Issued for dividends....      211,071         --           --       359,550      (570,621)       --            --
Purchase of treasury
 stock..................          --          --           --           --            --     (90,259)      (90,259)
Net loss, as restated...          --          --           --           --    (11,330,376)       --    (11,330,376)
                          -----------  ----------  -----------  -----------  ------------  ---------  ------------
Balances at July 31,
 1996, as restated
 (see note 3)...........    2,680,411  16,443,003   10,681,373    5,193,888   (14,220,500)  (489,365)    3,845,807
Issued for services.....          --       85,986       55,857       44,143           --         --        100,000
Issued for employee
 bonus..................          --    1,453,079      943,920     (415,795)          --         --        528,125
Issued for dividends....      190,703         --           --       326,910      (517,613)       --            --
Net loss................          --          --           --           --     (4,389,333)       --     (4,389,333)
                          -----------  ----------  -----------  -----------  ------------  ---------  ------------
Balances at April 30,
 1997...................    2,871,114  17,982,068   11,681,150    5,149,146   (19,127,446)  (489,365)       84,599
Exchange of Preference
 Stock..................   (2,871,114)  4,419,818    2,871,114          --            --         --            --
Cancellation of treasury
 stock..................          --     (953,099)    (619,132)     129,767           --     489,365           --
Issued for LaTex
 acquisition............          --    8,103,816    5,105,550   (1,066,211)          --         --      4,039,339
Acquisition of
 overriding royalty.....          --    1,343,750      872,900    1,498,400           --         --      2,371,300
Exercise of warrants....          --       56,805       37,148       12,852           --         --         50,000
Issued for services.....          --      256,250      165,904      187,096           --         --        353,000
Foreign exchange........          --          --           --           --         13,823        --         13,823
Net loss................          --          --           --           --     (4,728,923)       --     (4,728,923)
                          -----------  ----------  -----------  -----------  ------------  ---------  ------------
Balance at April 30,
 1998...................  $       --   31,209,408  $20,114,634  $ 5,911,050  $(23,842,546) $     --   $  2,183,138
                          ===========  ==========  ===========  ===========  ============  =========  ============


          See accompanying notes to consolidated financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEAR ENDED JULY 31, 1996, NINE MONTHS ENDED APRIL 30, 1997
                         AND JANUARY 31, 1997 AND 1998

                                                         NINE MONTHS
                                           YEAR ENDED       ENDED     YEAR ENDED
                                            JULY 31,      APRIL 30,    APRIL 30,
                                              1996          1997         1998
                                          -------------  -----------  -----------
                                          (AS RESTATED,
                                           SEE NOTE 3)
Cash flows from operating activities:
 Net loss...............................  $(11,330,376)  $(4,389,333) $(4,728,923)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
 Depreciation, depletion and
  amortization..........................     3,510,814     1,541,415    2,598,066
 Amortization of deferred loan costs....       193,000       394,000      813,096
 Employee bonus.........................           --        528,125          --
 Litigation settlement..................       500,000           --           --
 Write-offs of investments in
  affiliates............................     4,034,414           --           --
 Cessation of overseas exploration......     3,446,795           --           --
 Gain on sale of assets.................           --            --       (35,442)
Changes in assets and liabilities, net
 of effects from acquisition:
 Accounts receivable....................       203,155     1,204,903      487,427
 Due from related parties...............       198,288       392,297          --
 Accrued expenses payable...............       467,942      (169,319)     409,454
 Accounts payable.......................     1,686,017     2,239,165   (4,032,763)
 Other assets...........................       (40,290)      161,530       97,500
 Other liabilities......................       615,000       195,783     (792,554)
                                          ------------   -----------  -----------
  Net cash provided by (used in)
   operating activities.................     3,484,759     2,098,566   (5,184,139)
                                          ------------   -----------  -----------
Cash flows from investing activities:
 Proceeds from sale of property and
  equipment.............................     3,984,491     1,573,625    5,729,300
 Purchases of property and equipment....    (3,899,198)     (350,322)  (2,407,162)
 Increase in accounts and notes
  receivable-other......................    (2,300,000)          --           --
 Decrease in accounts and notes
  receivable-other......................     1,032,500     1,273,320          --
 Effect of LaTex acquisition............           --            --       (15,181)
 Deferred acquisition cost..............           --            --      (221,987)
 Advances to unconsolidated affiliates..      (326,334)          --           --
                                          ------------   -----------  -----------
  Net cash provided by (used in)
   investing activities.................    (1,508,541)    2,496,623    3,084,970
                                          ------------   -----------  -----------
Cash flows from financing activities:
 Deferred loan and reorganization
  costs.................................  $   (137,186)  $  (401,208) $  (385,680)
 Proceeds from notes payable............     6,233,192           --     2,770,340
 Payments on notes payable..............    (8,276,857)   (4,140,370)         --
 Exercise of warrants...................           --            --        50,000
 Purchase of treasury stock.............       (90,259)          --           --
                                          ------------   -----------  -----------
 Net cash provided by (used in)
  financing activities..................    (2,271,110)   (4,541,578)   2,434,660
                                          ------------   -----------  -----------
 Net increase (decrease) in cash and
  cash equivalents......................      (294,892)       53,611      335,491
Cash and cash equivalents beginning of
 period.................................       314,229        19,337       72,948
                                          ------------   -----------  -----------
Cash and cash equivalents end of
 period.................................  $     19,337   $    72,948  $   408,439
                                          ============   ===========  ===========
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for
  interest..............................  $  2,403,156   $ 1,623,985  $ 1,634,360
                                          ============   ===========  ===========
 Cash paid for income taxes.............  $      5,275   $       --   $       --
                                          ============   ===========  ===========
Supplemental disclosure of noncash
 investing and financing activities:
 Common stock issued for services and
  bonus.................................  $     78,125   $   562,500  $   353,000
 Preferred stock issued for litigation
  settlement............................       500,000           --           --
 Common stock issued to pay debt of
  unconsolidated affiliate..............        60,520           --           --
 Issuance of convertible loan notes.....           --            --       150,000
 Common stock issued on acquisition of
  LaTex.................................           --            --     4,039,339
 Common stock issued for overriding
  royalty...............................           --            --     2,371,300
 Convertible loan notes issued for
  overriding royalty....................           --            --     1,400,700

          See accompanying notes to consolidated financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and basis of presentation

  Alliance Resources PLC ("Alliance" or "the Company") and its subsidiaries are engaged in the exploration, development and production of oil and gas and oil and gas marketing. Oil and gas production operations are currently conducted principally in Oklahoma, Texas, Louisiana, Mississippi and Alabama. Until the year ended July 31, 1996, exploration and development of oil and gas properties was carried on in Tunisia and Kazakhstan, C.I.S.

  Alliance is a London-based public limited company organized under the laws of England and Wales and its shares are listed on the London Stock Exchange. The Company prepares its statutory financial statements in accordance with U.K. law and U.K. generally accepted accounting principles. These financial statements are prepared in accordance with generally accepted accounting principles in the United States.

  On May 1, 1997, Alliance completed its acquisition of LaTex Resources, Inc. ("LaTex"), a US independent oil and gas exploration and production company. The acquisition resulted in the issue of 21,448,787 ordinary shares to the shareholders of LaTex compared to the 8,103,816 then outstanding. As a result, the LaTex shareholders had a controlling interest in the combined group and so for accounting and financial reporting purposes, LaTex is treated as having acquired Alliance ("Reverse Acquisition"). Accordingly, in the consolidated financial statements for the period beginning May 1, 1997, the assets and liabilities of Alliance are recorded at fair values while the assets and liabilities of LaTex and its subsidiaries are recorded at their historical costs as shown in LaTex's existing financial statements. The consolidated financial statements of Alliance for all financial periods to April 30, 1997, reflect the results of operations and assets and liabilities of LaTex and its subsidiaries. Adjustments have been made to reflect, in those periods, the changes in the capital structure resulting from the acquisition and earnings per share has been restated on the basis of the number of Alliance shares which, based on the exchange ratio used in the acquisition, represents the weighted average number of LaTex common shares outstanding in the relevant period.

  In these financial statements the "Group" refers to Alliance and its subsidiaries for periods ending on or after May 1, 1997 and to LaTex Resources, Inc. and its subsidiaries for periods ending on or before April 30, 1997.

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

  The Group's working capital deficit has been reduced from $9,620,078 at April 30, 1997 to $9,479,824 at April 30, 1998. Operating losses are much reduced.

  In the year from April 30, 1998, loan repayments of $2,275,000 are scheduled to be made.

  Management had planned to consummate the acquisition of a 20 percent interest in certain undeveloped oil and gas properties in the East Irish Sea and Liverpool Bay areas ("the East Irish Sea Interests") which would have involved a satisfactory refinancing of the Group's borrowings. On July 30, 1998 the Board announced that financing for that transaction had not been raised and that the resolutions to approve the acquisition were not put to shareholders.

  Management's plans in the event that the acquisition and refinancing did not proceed, were to seek other transactions of a similar nature, restructure the existing credit facility or seek alternative forms of financing and to take such other steps as were necessary to allow the Group to meet its obligations as they fell due. It was envisaged that such steps would have included the continued reduction of the Group's overheads, deferral of elements of the recompletion programme and the disposition of oil and gas properties.

  Since July 30, 1998, management has reduced the Group's overheads through selective redundancies, has held discussions with Bank of America regarding the existing credit facility but has primarily been evolving alternative financing to allow the acquisition of part of the East Irish Sea Interests. Such alternative financing has been formulated and it is anticipated that proposals will be put to shareholders on or before October 31, 1998. This will also include a restructuring of the existing credit facility. Management believe that the satisfactory completion of this transaction will provide the Group with financing which will allow it to meet its obligations as they fall due.

  Management is mindful of the Group's financial condition should this transaction not be consummated. The existing credit facility with Bank of America requires monthly repayments of $325,000 to commence on October 31, 1998 with the balance remaining outstanding on March 31, 2000 being repayable in full on that date. The Group's operating cash flow will not be sufficient to meet its obligations under the existing credit facility and, given the passage of time and the concentration of management's efforts on achieving the acquisition outlined above, it may not be possible to take the necessary steps, which might include property dispositions, to allow the Group to meet its obligations in a timely manner.

  In the event that the proposed acquisition of part of the East
Irish Sea Interests and related refinancing is not consummated management will seek to restructure the existing credit facility. There is, however, no guarantee that a successful refinancing will be achieved in a timely manner if at all.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

 Reporting Currency

  The current operations are in the oil and gas industry in the United States and are conducted through subsidiaries, LaTex Resources, Inc., Alliance Resources (USA), Inc. and Source Petroleum, Inc. Transactions are conducted primarily in US dollars. As a result, the directors consider that the US dollar is the functional currency of the Group and the Group's consolidated financial statements have been prepared in US dollars.

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

  The effect of potential common shares (warrants, options and convertible subordinated unsecured loan notes) is anti-dilutive. Accordingly, diluted loss per share is not presented.

 Foreign Currency Translation

  The financial statements of companies of the Group whose functional currency is not US dollars are translated for consolidation purposes at the rate of exchange ruling at the balance sheet date. Exchange differences arising on the retranslation of net assets are taken directly to stockholders' equity.

  In the underlying financial statements, transactions with third parties are translated into the functional currency at the exchange rate prevailing at the date of each transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into US dollars at the exchange rate prevailing at the balance sheet date. Any exchange gain or loss is dealt with through the consolidated statement of operations.

  The Group's share capital is denominated in sterling and for the purposes of the consolidated financial statements, is translated into US dollars at the rate of exchange at the time of its issue.

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

 Oil and Gas Interests

  The Group follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are capitalized as tangible fixed assets. Such costs include lease

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
acquisition costs, geological costs, the costs of drilling both productive and non-productive wells, production equipment and related overhead costs. Capitalized costs, plus estimated future development costs are accumulated in pools on a country-by-country basis and depleted using the unit-of-production method based upon estimated net proved reserve volumes. Reserve volumes are combined into equivalent units using approximate relative energy content.

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

              Fixtures and equipment         -- 3 to 7 years
              Buildings                      -- 30 years

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

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

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

  The Group's criteria for a derivative instrument to qualify for hedge accounting treatment are as follows:

  --the timing or duration, quantum and characteristics of the underlying exposure must have been identified with reasonable certainty;

  --changes in the value of the derivative must correlate to a high degree with changes in the present value of the exposure under a wide range of possible circumstances;

  --the derivative has been designated as a hedge or is a synthetic alteration of a specific asset, liability or anticipated transaction; and

  --the derivative instrument either: (a) reduces exposure of net income or cash flow to fluctuations caused by movements in commodity prices, currency exchange rates or interest rates, including fixing the cost of anticipated debt issuance; or (b) alters the profile of the group's interest rate or currency exposures, or changes the maturity profile of the investment portfolio, to achieve a resulting overall exposure in line with policy guidelines.

  For any termination of derivatives receiving hedge accounting treatment, gains and losses are deferred when the relating underlying exposures remain outstanding and are included in the measurement of the related transaction or balance. In addition, upon any termination of the underlying exposures, the derivative is marked-to-market and the resulting gain or loss is included with the gain or loss on the terminated transaction. The Group may re-designate the remaining derivative instruments to other underlying exposures provided the normal criteria are all met.

 Cash Flow Statement

  For the purposes of the consolidated statement of cash flows, the Group treats all investments with an original maturity of three months or less to be cash equivalents.

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

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

 Business Segments

  The Group adopted Financial Accounting Standard (FAS) 131 "Segment Disclosures and Related Information" during the year ended April 30, 1998. Prior to April 30, 1997 the Group sold a portion of its oil and gas production volumes through its oil and gas marketing subsidiary although the operations and net assets of that subsidiary were not separately managed. The Group considers itself to be involved in one business activity and does not meet the criteria established by FAS 131. Accordingly, information regarding marketing activities has not been included for any periods presented.

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

  The purchase price has been arrived at as follows:

      Value of 8,103,816 Alliance shares outstanding................ $4,039,339
      Acquisition costs.............................................    871,000
                                                                     ----------
                                                                     $4,910,339
                                                                     ==========

  The value of the Alliance shares outstanding has been arrived at by using the share price of LaTex at the time of announcement of the acquisition adjusted by the exchange ratio.

  Transaction costs incurred by Alliance reduced the fair value of Alliance's monetary assets and liabilities at the date of the acquisition.

  The fair value of the assets and liabilities of the acquired business at the effective date of acquisition is as follows:

   Cash............................................................ $ 1,460,555
   Other current assets............................................     480,045
   Other assets....................................................     202,253
   Oil and gas assets..............................................   5,268,929
   Other fixed assets..............................................     253,386
   Debt............................................................     (85,420)
   Other liabilities and provisions................................  (2,669,409)
                                                                    -----------
                                                                    $ 4,910,339
                                                                    ===========

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

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

  Under the terms of the Alliance Merger Agreement effective May 1, 1997, LaTex disposed of its interest in its unconsolidated affiliates, Wexford and Imperial, and its interests in its wholly-owned subsidiaries LaTex Resources International, Inc. and Phoenix Metals, Inc. (See notes 5 and 14).

  Alliance has also issued 1,343,750 Alliance Shares, convertible subordinated unsecured loan notes of (Pounds)873,281 convertible into 1,078,125 Alliance Shares and 1,210,938 warrants to Bank of America in exchange for an overriding royalty interest in most of LaTex's properties held by Bank of America.

  The purchase price was allocated to oil and gas properties and has been arrived at as follows:

   Value of 1,343,750 ordinary shares and warrants issued.......... $2,371,300
   Value of convertible subordinated unsecured loan note issued....  1,400,700
                                                                    ----------
                                                                    $3,772,000
                                                                    ==========

(3) ACCOUNTING CHANGE

  Effective August 1, 1996, the Group changed its method of accounting for oil and gas exploration and development activities from the "successful efforts" method to the "full cost" method. The Group believes the full cost method more properly reflects the economic facts associated with the discovery and development of oil and gas reserves in the circumstances of the enlarged Group and allows for better comparability with similar companies which tend to use this method. Consolidated financial statements for all prior periods have been restated to apply the new accounting method retroactively. The effects of the accounting change on the year ended July 31, 1996 and the nine months ended April 30, 1997 are as follows:

                                                                 NINE MONTHS
                                                   YEAR ENDED       ENDED
                                                  JULY 31, 1996 APRIL 30, 1997
                                                  ------------- --------------
   Increase (decrease) in:
     Oil and gas properties (cost) (at period
      end).......................................  $  114,967    $   648,723
                                                   ==========    ===========
     Net loss....................................  $1,099,593    $(2,373,358)
                                                   ==========    ===========
     Basic loss per common share.................  $      .07    $     (0.14)
                                                   ==========    ===========

  The balance of the consolidated accumulated deficit (net of income taxes) for each period presented has been adjusted for the effect of retroactively applying the full cost method.

(4) FINANCIAL INSTRUMENTS

  The carrying value of cash and cash equivalents, accounts receivables and accounts payable approximate the estimated fair value of those financial instruments due to their short maturities. The estimated fair value of the interest rate swap agreement, based on current market rates, approximated a net payable of $468,834 at April 30, 1997 and $445,767 at April 30, 1998. The estimated fair value of the commodity derivative instruments approximates net payable of $1,017,816 at April 30, 1997 and a net receivable of $409,395 at April 30, 1998. The carrying value of long-term debt approximates to the fair value, as advised by the Group's bankers. See note 15.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

  Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(5) INVESTMENTS

  The Group acquired 32.3% of Wexford Technology, Incorporated ("Wexford") through a series of transactions culminating in May 1994. During fiscal 1996, the Group recorded a charge to operations of $2,270,102 to write off its investment. The Group owned 12% of common stock of Imperial Petroleum, Inc. ("Imperial") and certain officers, directors and employees of the Group owned 28.8%. During fiscal 1996, the Group recorded a charge to operations of $1,764,312 to write off this investment. Such write-offs also included advances made to the two companies.

  Wexford and Imperial are both development stage enterprises that are seeking capital infusion to complete their facilities and achieve commercial operations. Neither Wexford nor Imperial have been able to raise additional debt or equity capital and the Group did not guarantee any of their liabilities. Further, there can be no assurance, assuming Wexford and Imperial successfully raise additional funds or enter into a business alliance, that they will achieve commercial operation or positive cash flow. As a result, as noted, above the Group wrote off its investments in these affiliates.

  In connection with the acquisition of LaTex, the Group entered into an agreement to dispose of its interests in Wexford and Imperial. (See notes 2 and 14)

(6) INCOME TAXES

  Income taxes different from the amounts computed by applying the U.S. federal tax rate of 34% as a result of the following (in thousands):

                                                        NINE MONTHS
                                           YEAR ENDED      ENDED    YEAR ENDED
                                            JULY 31,     APRIL 30,  APRIL 30,
                                              1996         1997        1998
                                          ------------- ----------- ----------
                                          (AS RESTATED)
   Computed expected tax benefit.........    $(3,852)     $(1,492)   $(1,608)
   Increase in valuation allowance for
    deferred tax, assets.................      4,218        1,301      6,792
   Net Operating losses acquired.........        --           --      (5,513)
   Other.................................       (366)         191        329
                                             -------      -------    -------
   Actual income tax expense (benefit)...    $   --       $   --     $   --
                                             =======      =======    =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below in thousands:

                                                               1997      1998
                                                              -------  --------
   Total deferred tax liabilities--
     Property, plant and equipment........................... $   498  $  1,754
                                                              -------  --------
   Deferred tax assets:
     Net operating and other loss carryovers.................   7,266    15,473
     Investment write-downs..................................     917       917
     Percentage depletion carryforward.......................     390       390
     Accrued expenses not deductible until paid..............     378       219
                                                              -------  --------
   Total deferred tax assets.................................   8,951    16,999
     Valuation allowance.....................................  (8,453)  (15,245)
                                                              -------  --------
   Net deferred tax assets...................................     498     1,754
                                                              -------  --------
   Net deferred tax asset (liability)........................ $   --   $    --
                                                              =======  ========

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

  In the year ended April 30, 1998, the valuation allowance increased by $5,513,000 resulting from net operating loses attributable to Alliance at the date of acquisition by LaTex.

  A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

  The Group has net operating loss carryovers to offset future taxable earnings of approximately $45,510,000. If not previously utilized, the net operating losses will expire in varying amounts from 2004 to 2013.

(7) LONG-TERM DEBT

  Long-term debt at April 30, 1997 and April 30, 1998 was as follows:

                                                           1997        1998
                                                        ----------- -----------
   Borrowing under Credit Agreement.................... $18,095,497 $21,066,762
     Less current maturities...........................         --   (2,275,000)
                                                        ----------- -----------
                                                        $18,095,497 $18,791,762
                                                        =========== ===========

  Prior to May 1, 1997, the Group's debt agreement contained certain covenants, including but not limited to maintaining a positive current ratio of 1.0, excluding the current portion of long-term debt, maintaining a minimum tangible net worth of $10,000,000, maintaining a minimum cash or cash equivalents balance of $500,000 and maintaining working capital of at least $500,000. The Group was not in compliance with certain covenants at July 31, 1996 and the bank had not waived the requirements and so debt was classified as a currently liability at that date. The Group was not in compliance with the current ratio, cash equivalent, minimum tangible net worth, and working capital covenants at April 30, 1997 and was operating under a "forbearance" agreement which together with the Alliance Credit Agreement mentioned below allowed the debt to be classified as long term. The "forbearance" agreement expired on April 30, 1997.

  A subsidiary of Alliance entered into a Credit Agreement (the "Alliance Credit Agreement") with the Bank of America effective May 1, 1997, amending and restating the Group's previous credit agreement. Under the Alliance Credit Agreement principal payments are suspended until October 31, 1998. However, cash flows generated by the Group in excess of amounts shown in the business plan that formed the basis of negotiation with Bank of America will be used to reduce outstanding principal indebtedness. The maturity date of the line of credit remains March 31, 2000. Substantially all of the existing security for the outstanding indebtedness remains in place. As additional security, the Bank of America received mortgages on substantially all of Alliance's producing oil and gas properties and pledges of the stock of Alliance's subsidiaries.

  The Alliance Credit Agreement contains certain covenants, which include, but are not limited to, maintenance of a current ratio of .35 to 1 during the period commencing on May 1, 1997 and ending on April 30, 1998. The Group has not timely filed with the Bank of America copies of the required financial filings covering the nine month period ended April 30, 1997 and each of the three subsequent quarters. The Bank of America has agreed to waive compliance with the covenant for these outstanding filings.

  A portion of the borrowings under the Alliance Credit Agreement bears interest, payable monthly, at a rate equal to the higher of the Bank of America Reference Rate plus 1% and the Federal Funds Rate plus 1 1/4%. Another portion of the borrowings bears interest, payable monthly, at a rate equal to the London Interbank Offered Rate plus 2%. The rate at April 30, 1998 was 7.875%. The note matures on March 31, 2000. Amounts outstanding are secured by mortgages which cover the majority of the Group's oil and gas properties.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

  The contractual maturities of long term debt as at April 30, 1998 are as follows:

   Year ending April 30, 1999......................................  $ 2,275,000
            2000...................................................   18,791,762

(8) SAVINGS AND PROFIT SHARING PLAN

  The Group maintains an employee savings and profit sharing plan (the Plan) which covers substantially all of its employees. The Plan is comprised of a 401(k) saving portion and a noncontributory defined contribution portion. Employees are qualified to participate after approximately one year of service. Participating in the 401(k) plan is voluntary, and the Group matches contributions up to four percent of the employees' salary at a rate of 33 1/3 percent of the employee's contribution. Employees are allowed to contribute the maximum amount allowed by Internal Revenue Code each year, subject to nondiscrimination rules.

  The noncontributory defined contribution portion of the Plan allows the Group to share annual profits with employees. Annual payments to the Plan are elective. Management elected to make no contributions to the Plan for the year ended July 31, 1996, the nine months ended April 30, 1997 and the year ended April 30, 1998. The Group is under no obligation to make contributions to the Plan in the future.

(9) CAPITAL STOCK

  On May 1, 1997, the Company's share capital was consolidated such that every 40 ordinary shares of 1 pence each were consolidated into 1 ordinary share of 40 pence. All prior capital stock amounts have been restated to reflect this reverse stock split. At the same date, the Company issued 21,448,747 ordinary shares of 40 pence each to the holders of the issued ordinary shares and preference shares of LaTex outstanding at that date.

  For the periods ended on or before April 30, 1997, in these consolidated financial statements, the share capital reflects the Alliance shares issued on May 1, 1997 as though issued at the date of issue of the LaTex shares for which Alliance shares were exchanged. The Alliance shares issued in exchange for preference shares in LaTex are treated as preference shares up to the date of exchange from which time they have been treated as equity shares.

  The Series A Convertible Preferred Stock (i) paid annual dividends at the rate of $0.07 per share payable quarterly in cash (or, if payment of cash dividends was prohibited by the senior lender, payable in additional shares of Series A Convertible Preferred Stock), (ii) had no voting rights except as otherwise required under Delaware law, (iii) had a liquidation preference over shares of Common Stock of $3.87 per share plus accrued and unpaid dividends,
(iv) was convertible by the holder into shares of Common Stock at a conversion price of $1.29 per share, and (v) had piggyback registration rights in the event of a registered public offering of Common Stock. The aggregate liquidation preference of Series A Convertible Preferred Stock at April 30, 1997 was $4,570,510.

  The Series B Convertible Preferred Stock (i) paid annual dividends at the rate of $0.19 per share payable quarterly in cash (or, if payment of cash dividends was prohibited by the senior lender, payable in additional shares of Series B Convertible Preferred Stock), (ii) had no voting rights except as otherwise required under Delaware law, (iii) had a liquidation preference over shares of Series A Convertible Preferred Stock and Common Stock of $1.62 per share plus accrued and unpaid dividends, and (iv) was convertible by the holder into shares of Common Stock at an initial conversion price of $0.24 per share, subject to adjustment from time to time to prevent dilution. By separate agreement, the Group granted certain demand registration rights and piggyback registration rights in the event of a registered public offering of its Common Stock. The aggregate liquidation preference of the Series B Convertible Stock at April 30, 1997 was $5,245,370.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

  During the period under review, LaTex held stock in treasury. The total common stock in treasury at the date of acquisition by Alliance was 953,099 shares. No Alliance shares were issued in exchange for those treasury shares and, as LaTex became a wholly-owned subsidiary of Alliance, these treasury shares have been treated as having been canceled.

  During the nine months ended April 30, 1997, 85,981 shares were taken into treasury in return for the transfer of the Group's interests in two affiliates and two subsidiaries. As the carrying amounts of the companies was nil, no consideration has been recorded for these shares.

  Preferred Stock activity during the periods indicated follows:

                                                           ALLIANCE COMMON STOCK
                                                               REPRESENTING:
                                                           ---------------------
                                                            SERIES A   SERIES B
                                                           ---------- ----------
   Balance at July 31, 1996...............................  1,161,460  2,964,787
   Issued for dividends...................................     18,650    274,921
                                                           ---------- ----------
   Balance at April 30, 1997..............................  1,180,110  3,239,708
                                                           ========== ==========

(10) STOCK OPTIONS

  Effective October 21, 1996, each holder of options granted under the Group's 1993 Incentive Stock Plan agreed to terminate all options held and receive grants of 1,690,000 Restricted shares of LaTex Common Stock which, on May 1, 1997, was exchanged for Alliance shares. The Group recognized an employee bonus of $528,125 related to this transaction based on the market value of LaTex's stock on the date of grant. No tax gross up rights were granted in connection with the issue of the Restricted Stock.

  Since May 1, 1997, the Group operates two employee share option schemes. Both schemes have similar terms, the principal terms being:

  --any director or employee may be granted options over Shares;

  --the subscription price will be no less than market price at the date of grant;

  --options granted to an individual are limited such that the aggregate market value of shares subject to option taken together with the aggregate market value of shares which have been acquired under rights granted under the schemes in the previous ten years does not exceed four times cash salary;

  --the exercise of options may be subject to performance tests. Ordinary options (exercisable after three years) may be subject to attainment of a specified profit level or performance. Long term options (exercisable after 5 years) may be subject to growth in earnings per share over the immediately preceding five years matching or exceeding growth in earnings per share of the companies ranked in the top 25 of the FTSE-100 share index.

  A summary of the status of the share option schemes is as follows:

                                                                WEIGHTED AVERAGE
                                                        SHARES   SERVICE PRICE
                                                        ------- ----------------
   As at May 1, 1997...................................     --            --
   Granted............................................. 675,000    24.5 pence
   On acquisition of LaTex............................. 237,500      80 pence
                                                        -------
   As at April 30, 1998................................ 912,500    38.9 pence
                                                        =======

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

  No performance tests have been set for any of the above options.

  The Group's accounting policy for compensation cost is in line with Accounting Principles Board Opinion 25. Accordingly, compensation cost has not been recognized for share option plans except to deal with any discounts on option exercise prices, compared with market prices at the measurement date. For the year ended April 30, 1998, had compensation costs been charged against income based on the fair value at the grant-dates for awards under the share option plans, consistent with Statement of Financial Accounting Standards No. 123, the net loss and net loss per share would not have been materially different. This was determined using the Black Scholes option pricing model utilizing the following assumptions:

   Risk free interest rate............................................. 6%
   Expected life....................................................... 10 years
   Volatility.......................................................... 14%

  No equivalent information is provided in respect of earlier periods in view of the cancellation of all outstanding awards in the year ended July 31, 1996.

  At April 30, 1998, the Company also had outstanding 50,000 options to purchase shares at 300 pence per share which have been issued other than pursuant to the employee share options schemes.

(11) WARRANTS

  On May 1, 1997 the Company issued warrants to subscribe for 1,927,908 common shares of 40 pence each in exchange for the then outstanding warrants to subscribe for common shares in LaTex. For periods ended on or before April 30, 1997, the warrants outstanding reflect the Alliance warrants issued on May 1, 1997, as though issued at the date of issue of the LaTex warrants for which the Alliance warrants were exchanged.

  In addition warrants to subscribe for 1,210,938 Common Shares were issued to Bank of America as part consideration for the acquisition of the overriding royalty interest (see note 2).

  Warrants to purchase 1,927,908 and 3,082,041 common shares were outstanding at April 30, 1997 and 1998, respectively. The warrants expire at various dates ranging from November 1998 to May 2007, at prices ranging from $.87 to $4.94.

(12) CONVERTIBLE SUBORDINATED UNSECURED LOAN NOTES

  At April 30, 1998 the Group had outstanding loan notes convertible into 1,193,581 common shares of which loan notes convertible into 1,078,125 common shares were issued in part consideration for the acquisition of the overriding royalty interest amounting to $1,400,700 (see note 2) and loan notes convertible into 115,456 common shares were issued to settle restructuring and arrangement fees of $150,000 in connection with the LaTex acquisition. The loan notes, which are non-interest bearing, are convertible by the holders (on the payment of a nominal cash consideration) any time up to ten years following their date of issue. They are convertible in the following six months on like terms at the option of the Company. Any loan notes not converted prior to the date ten years and six months from issue will be repaid on that date at an amount equal to twice the amount paid up on the notes.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS

  On October 7, 1994, Northern Natural Gas Company ("Northern") filed a lawsuit against the Group alleging that the Group had breached two transportation service agreements dated December 1, 1990, between Northern and Panda Resources, Inc. (Panda), a former wholly-owned subsidiary of the Group. On June 6, 1996, Northern and the Group entered into a settlement agreement pursuant to which (a) the Group issued to Northern 50,000 shares of LaTex's Series B Senior Convertible Preferred Stock at fair market value of $500,000, and (b) the Group agreed to pay Northern $465,000 in installments of $50,000 by June 21, 1996, $150,000 by May 1, 1997, $125,000 by May 1, 1998, and
$140,000 by May 1, 1999. An agreed judgment was entered in the case, but Northern has agreed not to seek to enforce the judgment unless the Group defaults in its payment obligations. Once the required payments have been made, Northern has agreed to execute a release of the judgment. These amounts have been reflected in the Group's consolidated financial statements in the year ended July 31, 1996.

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

  In connection with the sale of Panda, the Group became a party to disputes between Torch Energy Marketing, Inc. ("Torch"), Nuevo Liquids, Inc. ("Nuevo") and Panda. On December 7, 1995, the Group entered into a settlement agreement (the "Settlement") to settle all matters related to the sale and the related litigation. Pursuant to the Settlement, the Group agreed to pay to Torch and Nuevo (a) $20,000 on December 7, 1995, and an additional $30,000 over the course of 90 days following execution of the Settlement, and (b) to pay $50,000 within one year of the Settlement, an additional $50,000 within two years of the Settlement, and an additional $150,000 within three years of the Settlement, together with interest in the amount of $36,000. These amounts have been reflected in the Group's consolidated financial statements. To secure its obligation under the Settlement, the Group stipulated in an agreed judgment that it would be liable in the amount of $1,000,000 (less any amounts paid pursuant to the Settlement) upon the Group's default of its obligation under the Settlement. In addition, the Group agreed to assume and indemnify Panda and Torch against all obligations and amounts owed under a May 2, 1989 agreement between Panda and Northern relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. Pursuant to this indemnification, the Group has been asked to indemnify Torch with respect to claims brought against it by Northern in a lawsuit filed March 7, 1996, as more fully discussed below.

  On March 7, 1996, Northern filed a lawsuit against Torch Energy Advisors, Inc. ("Torch") for alleged breach of a May 2, 1989 agreement (the "Dewey County Contract") between Torch, Panda and Northern relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. The Group has assumed the defense of this matter pursuant to the indemnification agreement entered into as part of the December 7, 1995, settlement among Torch, Panda and the Group discussed above. Northern contended that Panda failed to transport the required volumes. Northern sued Torch under a written guaranty agreement and has claimed that Torch denuded the assets of Panda and is therefore liable for the debts of Panda. On March 23, 1998, the Group agreed to execute a promissory note for $150,000 plus accrued interest to Northern Natural Gas Company in consideration for Northern's agreement not to sue the Group. Provision for this settlement had been made in the consolidated financial statements for the nine months ended April 30, 1997.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

  As at the date of these financial statements, the Group has made all required payments under the above settlements on a timely basis.

  Germany Oil Company (a wholly owned subsidiary) was named as a defendant in three wrongful death actions which were settled during the year ended April 30, 1998. The Group's liability insurance was adequate to cover the loss.

  On September 12, 1996 Alliance received a writ from Best Royalties Plc claiming $186,368 and a declaration that Best Royalties Plc is entitled to a sum equal to 40 percent of Alliance Resources (USA), Inc.'s net cash proceeds received from the Arrowhead No. 1 well (and payment of such sum). Alliance denies the claim and is vigorously defending this matter.

  On March 9, 1998 Alliance filed a lawsuit in Louisiana, USA alleging malpractice against a law firm of Baldwin & Haspel, LLC, for acts and omission in certain property and securities transactions during the period June 1994 to October 1996. The total amount of Alliance's claim has not yet been ascertained.

  On April 8, 1998, Union Pacific Resources Company ("UPRC") filed a lawsuit in the District Court of Denver, Colorado against Germany Oil Company alleging breach of contract arising out of oil and gas property in Cheyenne County, Colorado. Germany Oil Company filed an answer and counterclaim on May 18, 1998, vigorously denying the allegation and alleging breach of contract, breach of fiduciary duty, conversion and other related claims. The total amount of the claims will be determined at trial.

  On April 17, 1998, UPRC filed a lawsuit in the District Court of Tarrant County, Texas against Germany Oil Company alleging breach of contract arising out of oil and gas property in Crockett County, Texas and claiming damages of approximately $351,000. Germany Oil Company intends to vigorously defend the claim and counterclaim for breach of contract, breach of fiduciary duty, and other related claims.

  In addition to the aforementioned litigation, the Group is a named defendant in lawsuits, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Group cannot be predicted with certainty, management does not expect these additional matters to have material adverse effect on the financial position or results of operations or liquidity of the Group.

  The Group leases office space and certain property and equipment under various lease agreements. As of April 30, 1998, future minimum lease commitments were approximately as follows:

      YEAR ENDING APRIL 30
      --------------------
        1999...........................................................  $20,155
        2000...........................................................    5,000
        2001...........................................................    5,000

  Rent expense under all operating leases was $175,470, $160,780, and $235,732 during the year ended April 30, 1998, the nine months ended April 30, 1997, and the year ended July 31, 1996, respectively.

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

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

(14) RELATED PARTY TRANSACTIONS

  The Group from time to time has made loans to certain officers, directors and stockholders. During the nine months ended April 30, 1997, the board of directors forgave $391,218, of notes and accrued interest, due from directors and former officers of the Group. This amount is included in general and administrative expenses.

  Under the terms of the acquisition of LaTex by Alliance, the Group disposed of its interests in Wexford and Imperial, and its interests in its wholly-owned subsidiaries LaTex Resources International, Inc. (LaTex Resources International) and Phoenix Metals, Inc. (Phoenix Metals) to Imperial for 85,981 shares of Common Stock. Imperial is controlled by the former president of LaTex. A fairness opinion was obtained from the investment banking firm of Wood Roberts, Inc. (WRI) a company controlled by John R. Martinson, a Director, concluding that the transaction was fair to the Group's stockholders. The Common Stock is included in Treasury Stock at April 30, 1997.

  The Group was previously a party to an agreement with WRI, pursuant to which WRI acted as a financial advisor to the Group. Under the agreement, the Group agreed to pay WRI a success fee in connection with any merger or acquisition involving a party introduced to the Group by WRI, and any financing facility arranged by WRI. In addition, the Group has issued to WRI six year common stock purchase warrants to purchase 460,858 shares at $.87 per share, of which 374,877 and 318,072 are outstanding as of April 30, 1997 and January 31, 1998, respectively. As of March 4, 1996, the financial advisor agreement between the Group and WRI was terminated by agreement of the parties. By separate agreement, the Group agreed to pay WRI a fee of $240,000 upon acquisition of LaTex by Alliance and a fee equal to 0.5% of the amount of any credit facility obtained by the Group from a bank or other financial institution introduced by WRI in order to refinance its indebtedness to its principal lender (or 85,986 shares of Common Stock). This fee ($100,000) was settled by issue of the Common Stock which is included in the stock outstanding at April 30, 1997.

  During the year ended April 30, 1998, the Company received $123,000 of proceeds from the sale of 10,351,966 shares in the Company which had previously been owned by Mr. John O' Brien, the former Chief Executive of the Company. The right to receive the proceeds from the sale of the shares arose from a settlement agreed between the Company and Mr. O'Brien following the discovery that the Company had suffered a financial loss as a result of a number of transactions involving Mr. O'Brien or parties connected with him.

(15) DERIVATIVES

 Oil and Gas

  The Group was required, by agreement with its primary lender in 1995, to participate in a price protection program, for a majority of its oil and gas sales. Under the commodity collar transaction, oil prices were fixed at a floor of $16.50/Bbl and a ceiling of $19.82/Bbl based on projected monthly production. Under the commodity swap transaction, the price of gas was fixed at $1.806 MMBTU based on projected monthly production. The production rates were calculated by the primary lender from reserve report data and were fixed by the lender (24,352 Bbls and 173,868 MMBTU's per month). The monthly hedge amount was calculated by the lender from published market rates. The pricing agreement did not allow for full benefits from prices above the ceiling amount. The settlement gains and losses are included in oil and gas revenue.

  As allowed under the Alliance Credit Agreement, the oil and gas pricing derivatives were terminated on May 15, 1997, at a cost of $1,128,000 settled by an increase in the Bank of America loan. The loss relating to the buy-out has been recognized in its entirety during the year ended April 30, 1998, consequent upon the Group entering into a new price protection agreement.

  On October 23, 1997, the Group entered into new commodity price hedge agreements to protect against price declines which may be associated with the volatility in oil and gas spot prices. Unlike the previous hedging

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
agreements, the new commodity price hedge agreements, while protecting the downside, also provide the Group with exposure to price increases beyond certain agreed price levels. The commodity price hedges have been achieved through the purchase of put options (floors) by the Group, and the associated premium cost was funded by additional drawdowns under the current credit agreement. The commodity price hedges cover 32,000 Bbls and 100,000 MMbtus per month for the year to October 31, 1998, and cover in excess of 90% of the Group's current monthly sales volumes. The floors currently equate to approximately $18.50/Bbl Nymex WTI contract and $2.20/MMBTU Nymex Natural Gas contract.

 Interest

  The Group is required, by agreement with its primary lender (see Note 8) to participate in an interest rate protection program, for interest on the debt payable to the primary lender until February 29, 2000. Interest is hedged to achieve a fixed rate of 7.49% calculated on a monthly basis based on a fixed amortization schedule determined on loan origination. The notional principal is reduced each month by $365,000. The notional principal outstanding at April 30, 1998 was $17,799,000 and this will have reduced at termination to $9,769,000. The hedging gains/losses are included in interest expense.

 Concentrations of Credit Risk

  During the year ended April 30, 1998, the Group sold approximately 39% of its oil and gas revenues to one purchaser (year ended July 31, 1996, 16%). The Group had no other purchases in excess of 10% of its oil and gas revenues in any of the periods presented.

(16) DISPOSITION OF OIL AND GAS PROPERTIES

  The Group made two oil and gas property sales during the nine months ended April 30, 1997, for approximately $1,500,000. During the year ended April 30, 1998, the Group sold oil and gas properties for approximately $5,600,000. Proceeds of such sales were credited to the full cost pool.

(17) SUPPLEMENTAL FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

 Results of Operations from Oil and Gas Producing Activities

  The following sets forth certain information with respect to the Group's results of operations from oil and gas producing activities for the year ended July 31, 1996, the nine months ended April 30, 1997 and the year ended April 30, 1998. All of the Group's oil and gas producing activities are located within the United States. The abandonment costs include $2,491,299 and $955,496 related to the Tunisia and Kazakhstan projects, respectively.

                                        1996           1997           1998
                                   -------------- -------------- --------------
                                   (AS RESTATED)
                                   (IN THOUSANDS) (IN THOUSANDS) (IN THOUSANDS)
   Revenues......................     $11,980        $ 5,698        $10,210
   Production costs..............      (4,601)        (2,550)        (4,849)
   Gross production taxes........        (871)          (567)          (657)
   Cessation of overseas explora-
    tion.........................      (3,447)           --             --
   Depreciation and depletion....      (3,208)        (1,457)        (2,571)
   Loss on commodity deriva-
    tives........................         --             --          (1,128)
                                      -------        -------        -------
   Income (loss) from operations
    before income taxes..........        (147)         1,124          1,005
   Income tax expense............         --             --             --
                                      -------        -------        -------
   Results of operations
    (excluding corporate overhead
    and interest costs)..........     $  (147)       $ 1,124        $ 1,005
                                      =======        =======        =======

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

 Capitalized Costs and Cost Incurred Relating to Oil and Gas Activities

                                       1996           1997           1998
                                  -------------- -------------- --------------
                                  (AS RESTATED)
                                  (IN THOUSANDS) (IN THOUSANDS) (IN THOUSANDS)
United States....................    $ 41,379       $36,107        $ 43,200
Foreign..........................         --            --              --
                                     --------       -------        --------
      Total capitalized costs....      41,379        36,107          43,200
Less accumulated depreciation,
 depletion and amortization......     (12,022)       (9,432)        (13,571)
                                     --------       -------        --------
      Net capitalized costs......    $ 29,357       $26,675        $ 29,629
                                     ========       =======        ========
Costs incurred during the year:
  Exploration costs:
    United States................    $    --        $   --         $    --
    Foreign......................          84           --              --
                                     --------       -------        --------
                                     $     84       $   --         $    --
                                     ========       =======        ========
  Development costs:
    United States................    $    978       $   348        $  1,821
    Foreign......................         --            --              276
                                     --------       -------        --------
                                     $    978       $   348        $  2,097
                                     ========       =======        ========
  Purchase of minerals in place:
    United States................    $  2,800       $   --         $  9,041
    Foreign......................         --            --              --
                                     --------       -------        --------
                                     $  2,800       $   --         $  9,041
                                     ========       =======        ========

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

  The following is an analysis of the Group's proved oil and gas reserves.

                                                          OIL (MBBLS) GAS (MMCF)
                                                          ----------- ----------
   Proved resources at July 31, 1995.....................   5,431.8     28,113
   Revisions of previous estimates.......................   1,077.5      1,350
   Production............................................    (405.0)    (3,481)
   Purchases of reserves-in-place........................     248.7      2,190
                                                            -------     ------
   Proved reserves at July 31, 1996......................   6,353.0     28,172
   Revisions of previous estimates.......................     417.7       (577)
   Production............................................    (190.0)    (1,640)
                                                            -------     ------
   Proved reserves at April 30, 1997.....................   6,580.7     25,955
   Revisions of previous estimates.......................    (735.5)     2,149
   Production............................................    (396.2)    (1,689)
   Purchases of reserves-in-place........................   1,335.7      4,173
   Sales of reserves-in-place............................    (290.4)    (4,266)
                                                            -------     ------
   Proved reserves at April 30, 1998.....................   6,494.3     26,322
                                                            =======     ======
   Proved developed reserves at:
     July 31, 1996.......................................   4,952.9     27,757
                                                            =======     ======
     April 30, 1997......................................   5,166.9     25,461
                                                            =======     ======
     April 30, 1998......................................   3,773.7     22,632
                                                            =======     ======

  During the nine months ended April 30, 1997, the Group sold oil and gas properties for approximately $1,500,000. The Group chose not to include those properties in its reserve appraisal at July 31, 1996.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

DISCOUNTED FUTURE NET CASH FLOWS

  In accordance with Statement of Financial Accounting Standards No. 69, estimates of the standardized measure of discounted future cash flows were determined by applying period-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by the estimated future production and development costs based on period-end costs to determine pre-tax cash inflows over the Group's tax basis in the associated proved oil and gas properties. Net operating losses, credits and permanent differences were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

  The estimated standardized measure of discounted future cash flows follows:

                                          1996          1997          1998
                                      ------------  ------------  ------------
   Future cash inflows..............  $181,566,000  $139,587,000  $131,858,000
   Future production and development
    costs...........................   (79,763,000)  (64,086,000)  (48,683,000)
                                      ------------  ------------  ------------
   Future net cash inflows before
    income tax expense..............   101,803,000    75,501,000    83,175,000
   Future income tax expense........   (21,193,000)  (11,477,000)  (10,444,000)
                                      ------------  ------------  ------------
   Future net cash flows............    80,610,000    64,024,000    72,731,000
   10% annual discount for estimated
    timing of cash flows............   (36,721,000)  (28,656,000)  (27,625,000)
                                      ------------  ------------  ------------
   Standardized measure of
    discounted future net cash
    flows...........................  $ 43,889,000  $ 35,368,000  $ 45,106,000
                                      ============  ============  ============

  The changes in standardized measure of discounted future net cash flows follows:

                                                  NINE MONTHS
                                    YEAR ENDED       ENDED        YEAR ENDED
                                   JULY 31, 1996 APRIL 30, 1997 APRIL 30, 1998
                                   ------------- -------------- --------------
   Beginning of period............  $28,802,000   $ 43,889,000   $35,368,000
   Increases (decreases)
     Sales, net of production
      costs.......................   (6,973,000)    (4,074,000)   (4,338,000)
     Net change in sales prices,
      net of production costs.....   21,444,000    (12,690,000)    7,671,000
     Changes in estimated future
      development costs...........   (3,419,000)      (280,000)   (1,161,000)
     Revisions of previous quan-
      tity estimates..............    6,601,000      1,282,000    (1,778,000)
     Accretion of discount........    2,691,000      5,350,000     3,963,000
     Net change income taxes......   (8,725,000)     5,345,000       813,000
     Purchases of reserves-in-
      place.......................    2,093,000            --     12,720,000
     Sales of reserves-in-place...          --             --     (4,975,000)
     Changes of production rates
      (timing) and other..........    1,375,000     (3,454,000)   (3,177,000)
                                    -----------   ------------   -----------
   End of period..................  $43,889,000   $ 35,368,000   $45,106,000
                                    ===========   ============   ===========

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Alliance Resources PLC

Date:  September 22, 1998                               /s/ John A. Keenan
                                                        ---------------------
                                                John A. Keenan, Chairman
                                                and Managing Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                              TITLE                        DATE
        ---------                              -----                        ----

/s/ John A. Keenan               Chairman and Managing Director       September 22, 1998
-------------------------------
John A. Keenan

/s/ H Brian K Williams           Finance Director                     September 22, 1998
-------------------------------
H Brian K Williams

/s/ Paul R Fenemore              Operations and Business Development  September 22, 1998
-------------------------------
Paul R Fenemore                  Director

/s/ M Phillip Douglas            Director                             September 22, 1998
-------------------------------
M Phillip Douglas

/s/ William J A Kennedy          Director                             September 22, 1998
-------------------------------
William J A Kennedy

/s/Michael E Humphries           Director                             September 22, 1998
-------------------------------
Michael E Humphries

/s/ Christopher R L Samuelson    Director                             September 22, 1998
-------------------------------
Christopher R L Samuelson

/s/ John R Martinson             Director                             September 22, 1998
-------------------------------
John R Martinson