Form 10-Q
period 1998-07-31
ALLIANCE RESOURCES PLC
filed 1998-09-22
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  XX       SECURITIES EXCHANGE OF 1934
 ----
           For the quarterly period ended July 31, 1998

                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to ______________


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

     As of August 31, 1998, there were 31,209,408 shares of the Registrant's single class of common stock issued and outstanding.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                  INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED JULY 31, 1998

PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements.                                                                               Page
                  Consolidated Condensed Balance Sheets as of
                  July 31, 1998 and April 30, 1998                                                                   2

                  Consolidated Condensed Statements of Operations
                  for the three months ended July 31, 1998 and 1997                                                  4

                  Consolidated Condensed Statement of Stockholders'
                  Equity for the three months ended July 31, 1998 and the year ended April 30, 1998                  5

                  Consolidated Condensed Statements of Cash Flows
                  for the three months ended January 31, 1998 and 1997                                               6

                  Notes to Consolidated Condensed Financial Statements                                               8

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                               9
PART II - OTHER INFORMATION
       Item 1.    Legal Proceedings                                                                                 16

                  The information called  for by  Item 2.  Changes in Securities,  Item 3.  Default Upon
          Senior Securities,  Item 4.  Submission of Matters to a Vote of Security Holders,  Item 5.  Other
          Information has been omitted as either inapplicable or because the answer thereto is negative.

       Item 6.    Exhibit and Reports on Form 8-K                                                                   16

SIGNATURES                                                                                                          17

ITEM 1.  FINANCIAL STATEMENTS

                                              ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              JULY 31, 1998                         APRIL 30, 1998
                                                                               (UNAUDITED)                             (AUDITED)
                                                                             ===============                       ================
ASSETS

Current assets:
          Cash                                                                $      262,048                        $       408,439
          Accounts receivable - trade                                              1,784,593                              2,132,654
          Other current assets                                                        11,940                                 73,977
                                                                             ---------------                       ----------------
          Total current assets                                                     2,058,581                              2,615,070
                                                                             ---------------                       ----------------

Property, plant, and equipment, at cost:
          Oil and gas properties (using full cost method)                         42,858,264                             43,200,388
          Other depreciable assets                                                 1,039,636                              1,029,118
                                                                             ---------------                       ----------------
                                                                                  43,897,900                             44,229,506

          Less accumulated depreciation and depletion                            (14,930,756)                           (14,421,400)
                                                                             ---------------                       ----------------

          Net property, plant and equipment                                       28,967,144                             29,808,106
                                                                             ---------------                       ----------------

Other assets:
          Other assets                                                               144,989                                144,989
          Deferred acquisition costs                                               3,062,916                                970,305
          Deferred loan costs, less accumulated amortization                         966,326                              1,221,650
                                                                             ---------------                       ----------------
          Total other assets                                                       4,174,231                              2,336,944
                                                                             ---------------                       ----------------

TOTAL ASSETS                                                                  $   35,199,956                        $    34,760,120
                                                                             ===============                       ================

See accompanying notes to consolidated condensed financial statements.


                                              ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED

                                                                              JULY 31, 1998                        APRIL 30, 1998
                                                                                (UNAUDITED)                            (AUDITED)
                                                                             ---------------                       ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Accounts payable                                                    $    8,926,597                        $     8,972,704
          Accrued expenses payable                                                   933,516                                847,190
          Current portion long-term debt                                           3,250,000                              2,275,000
                                                                             ---------------                       ----------------
          Total current liabilities                                               13,110,113                             12,094,894

Long-term Liabilities:
          Long-term debt                                                          19,316,762                             18,791,762
          Other liabilities                                                            3,568                                139,626
          Convertible subordinated unsecured loan notes                            1,550,700                              1,550,700
                                                                             ---------------                       ----------------
          Total liabilities                                                       33,981,143                             32,576,982
                                                                             ---------------                       ----------------

Stockholders' equity:
          Common stock-par value 40 pence;
          46,000,000 shares authorized representing:
                     Common stock issued and outstanding;
                     31,209,408 at July 31, 1998
                     and April 30, 1998, respectively                             20,114,634                             20,114,634
          Additional paid-in capital                                               5,911,050                              5,911,050
                                                                             ---------------                       ----------------
          Accumulated deficit                                                    (24,806,871)                           (23,842,546)
                                                                             ---------------                       ----------------

          Total stockholders' equity                                               1,218,813                              2,183,138
                                                                             ---------------                       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   35,199,956                        $    34,760,120
                                                                             ===============                       ================

See accompanying notes to consolidated condensed financial statements.

                                              ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                              Three                                  Three
                                                           Months Ended                           Months Ended
                                                           July 31, 1998                          July 31, 1997
                                                            (Unaudited)                            (Unaudited)
                                                        ------------------                       ----------------
Revenue:
          Oil and gas revenue                             $   1,917,966                            $ 2,727,336

                     Total operating income                   1,917,966                              2,727,336
                                                        ------------------                       ----------------

Operating expenses:
          Lease operating expense                               969,355                              1,173,644
          Depreciation, depletion, and amortization             509,355                                652,489
          Loss on commodity derivatives                               -                                268,571
          General and administrative expense                    848,422                              1,265,849
                                                        ------------------                       ----------------

                     Total operating expenses                 2,327,132                              3,360,553

Net operating loss                                             (409,166)                              (633,217)

Other income (expense):
          (Loss)\gain on sale of assets                          (9,184)                                18,331
          Interest expense                                     (668,450)                              (682,073)
          Interest income                                         5,259                                 20,609
          Miscellaneous income (expense)                        132,394                                325,153
                                                        ------------------                       ----------------

Net loss from continuing operations before income taxes        (949,147)                              (951,197)

Income tax expense                                                    -                                      -
                                                        ------------------                       ----------------
Net income (loss)                                              (949,147)                              (951,197)

Preferred stock dividends                                             -                                      -
                                                        ------------------                       ----------------

Net loss for common shareholders                          $    (949,147)                           $  (951,197)
                                                        ==================                       ================

Loss per share for common shareholders                    $       (0.03)                           $     (0.03)
                                                        ==================                       ================

Weighted average number of shares outstanding                31,209,408                             31,052,603
                                                        ==================                       ================

See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
           Consolidated Condensed Statements of Stockholders' Equity
                       Three Months Ended July 31, 1998







                                     Common Stock
                             ---------------------------       Additional      Retained Earnings           Total
                               Number of        Par             Paid-In          (Accumulated          Stockholders'
                                Shares         Value            Capital             Deficit)              Equity
                             ============  =============      ============    ===================     ===============
Balance at April 30, 1998     31,209,408   $ 20,114,634       $ 5,911,050       $ (23,842,546)         $  2,183,138

Foreign exchange                       -              -                 -             (15,178)         $    (15,178)

Net loss current period                -              -                 -            (949,147)         $   (949,147)

                             -----------   ------------       -----------     ---------------         -------------
Balance July 31, 1998         31,209,408   $ 20,114,634       $ 5,911,050       $ (24,806,871)         $  1,218,813
                             ===========   ============       ===========     ===============         =============

See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            Three                    Three
                                                                        Months Ended             Months Ended
                                                                        July 31, 1998            July 31, 1997
                                                                         (Unaudited)              (Unaudited)
                                                                        -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                      $ (949,147)              $ (951,197)
           Adjustments to reconcile net loss to net
           cash provided by (used in) operating activities:
               Depreciation, depletion and amortization                     509,355                  652,489
               Amortization of deferred loan costs                          255,324                  140,847
               (Loss)\gain on sale of assets                                  9,184                  (18,331)


           Changes in assets and liabilities, net of effects
           from acquisition:
               Accounts receivable                                          348,061                  544,454
               Accounts payable                                          (1,074,397)              (1,631,751)
               Accrued expenses payable                                      86,326                      888
               Other assets                                                  62,037                  168,205
               Other liabilities                                           (136,058)              (1,578,180)
                                                                        -----------              -----------
Net cash (used in) provided by operating activities                        (889,315)              (2,672,576)
                                                                        -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and equipment                         (266,233)                (638,835)
               Proceeds from sale of property and equipment                 379,809                2,803,501
               Effect of LaTex Acquisition                                        -                  192,819
               Deferred acquisition costs                                  (870,652)                       -
                                                                        -----------              -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  (757,076)               2,357,485
                                                                        -----------              -----------

See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                Three                      Three
                                                                            Months Ended                Months Ended
                                                                           July 31, 1998               July 31, 1997
                                                                            (Unaudited)                 (Unaudited)
                                                                           -------------               -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Deferred loan and reorganization costs                            $        -                 $  (21,218)
           Proceeds from notes payable                                        1,500,000                  1,969,660
                                                                           ------------                -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,500,000                  1,948,442
                                                                           ------------                -----------
Net increase in cash and cash equivalents                                      (146,391)                 1,633,351
Cash and cash equivalents at beginning of period                                408,439                     72,948
                                                                           ------------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      262,048                  1,706,299
                                                                           ============                ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Cash paid during the period for:
               Interest                                                         400,554                    221,239
               Income taxes                                                           -                          -

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services and bonus                                            -                    203,000
Issuance of convertible loan notes                                                    -                    150,000
Ordinary shares due in settlement of advisory fees,                                   -                    150,000
           as of July 31, 1997
Common stock issued on acquisition of LaTex                                           -                  4,039,339
Common stock issued for overriding royalty                                            -                  2,371,300
Convertible loan notes issued for overriding royalty                                  -                  1,400,700

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

Interim Reporting

The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended July 31, 1998, are not necessarily indicative of the results that may be expected for the year ended April 30, 1999.


B.  SIGNIFICANT EVENTS

On July 13, 1998, Alliance mailed a Proxy Statement to its U.S. shareholders notifying them of a proposed acquisition of Difco Limited ("Difco"), in exchange for at least 7,020,825 and as many as 28,083,300 ordinary shares of the Company, the acquisition by Difco of certain oil and gas interests in the East Irish Sea (the "U.K. Interests") from Burlington Resources (Irish Sea) Limited for a cash consideration of approximately $34.0 million (collectively, the "Acquisitions"). The Acquisitions were originally expected to be funded by the issuance of senior notes and related matters. Additional information relating to the Acquisitions can be obtained by reviewing the proxy statement mentioned earlier

On July 30, 1998 the Company announced that the issue of $100 million of Senior Subordinated Notes due in 2008 (the "Notes") as part of the financing arrangements for the acquisition of the East Irish Sea Interests and related acquisition of Difco Limited had not been raised on acceptable terms and the Company was in discussions with Difco Limited in connection with the Acquisitions and was considering alternative methods of financing.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


As of September 13, 1998 the Company continues in its attempts to complete the Acquisitions and will notify the shareholders of any future developments at the appropriate time.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following is a discussion of the results of operations of the Company for the three months ended July 31, 1998.

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

                                                   Three Months Ended July 31
                                                  -----------------------------
                                                        1997       1998
                                                        ----       ----
Net Sales Volumes:
     Oil (Mbbls)                                           102         66
     Natural Gas (Mmcf)                                    454        430
     Oil Equivalent (MBOE)                                 180        139

Average Sales Prices:
     Oil (per Bbl)                                      $16.32(1)  $18.22(2)
     Natural Gas (per Mcf)                              $ 2.21(1)  $ 1.67(2)

Operating Expenses per
BOE of Net Sales:
     Lease operating                                    $ 5.66     $ 6.41
     Severance tax                                      $ 0.87     $ 0.54
     Depreciation, depletion, and amortization          $ 3.62     $ 3.65
     General and administrative                         $ 7.03     $ 6.08

(1) On May 15, 1997, the commodity price hedging agreements were terminated with the Bank through a buyout, the cost of which was financed by a drawdown under the terms of the Alliance Credit Agreement. Hence, the table reflects actual realized prices for the three months ended July 31, 1997.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


(2) After giving effect to the impact of the Company's commodity price hedging arrangements. Without any hedging arrangements, the average sales prices for the quarter ended July 31, 1998 would have been $12.35\bbl for oil and $1.67\mcf for gas.

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

Three Months Ended July 31, 1998 compared to the Three Months Ended July 31,
1997

     Total revenues from the Company's operations for the quarter ended July 31, 1998 were $1,917,966 compared to $2,727,336 for the quarter ended July 31, 1997. Revenues decreased significantly over the comparable period a year earlier due principally to lower oil sales volumes and realized gas prices, property disposals and the depletion of producing reserves. Sales volumes for the quarter ended July 31, 1998 were adversely affected by the Company's decision to curtail oil sales in the South Carlton field in Alabama due to low posted oil prices and property disposals completed in the last quarter of 1997 contributed to the reduction in gas volumes.

     Net sales volumes decreased 23% from the same period in 1997. According to the independent reservoir engineering appraisal, net sales volumes should have declined by approximately 10% due to natural depletion. The remainder of the volume decrease is attributable to mechanical downtime and voluntary curtailment due to the pricing environment. Production from the South Carlton field increased 14% over the comparable period, although sales declined 62% due to the low posted oil price environment. Gas production declines are in line with the reservoir engineering forecasts. However, due to the successful efforts in the Bacon and Balls Branch fields, gas sales actually increased while production remained constant.

     Total operating expenses decreased to $2,327,132 for the quarter ended July 31, 1998 compared to $3,360,553 for the same period in 1997. This decrease was primarily due to remedial workover costs and expenses associated with sold non-operated, non-strategic wells incurred in the 1997 period. Lease operating expenses were significantly lower at $969,355 for the three month period ending July 31, 1998 compared to $1,173,644 for the same period in 1997. The quarter ended July 31, 1997 was impacted by the remedial work program mentioned above and the sold non-operated, non-strategic wells. Depreciation, depletion and amortization decreased to $509,355 from $652,489 a year earlier primarily as a result of lower volumes. General and administrative expenses decreased from $1,265,849 during the quarter ended July 31, 1997 to $848,422 for the

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


quarter ended July 31, 1998. The decrease is a result of continuing efforts by management to reduce corporate overhead expenses although the 1997 period was adversely affected by some costs associated with the LaTex/Alliance merger.

     A net operating loss of $409,166 was realized for the quarter ended July 31, 1998 compared to a net operating loss of $633,217 for the same period in 1997

     In summary, due to the above factors, the net loss for the common shareholders for the quarter ended July 31, 1998 decreased to $949,147 ($0.03 per share) compared to a net loss of $951,197 ($0.03 per share) for the same period in 1997.

Capital Resources and Liquidity

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

     Cash Flows and Liquidity. At July 31, 1998, Alliance has current assets of $2.059 million and current liabilities of $13.110 million, which resulted in a net current deficit of $11.051 million. Since April 30, 1998, the net current deficit has increased from $9.480 million to its current position of $11.051 million. The $1.571 million increase is primarily due to a transfer of a portion of the credit facility from long term debt to current liabilities. The accounts payable at July 31, 1998 were virtually unchanged at $8.927 million compared to $8.973 at April 30, 1998.

     For the quarter ended July 31, 1998, net cash used in the Company's operating activities was $.889 million compared to cash used of $2.673 million for the quarter ended July 31, 1997. This improvement is substantially due to the allocation of funds to improve the working capital deficit of the Company in the quarter ended July 31, 1998.

     Investing activities of the Company used $.757 million in net cash flow for the quarter ended July 31, 1998 compared to $2.357 million generated for the quarter ended July 31, 1997. The deterioration was principally due to property sales of $2.424 million less than the 1997 period and the increase in deferred acquisition costs of .871 million. Financing activities provided $1.500 million for the quarter ended July 31, 1998 compared to cash provided of $1.948 million for the quarter ended July 31, 1997.

     Overall, cash and cash equivalents decreased by $.146 million in the quarter ended July 31, 1998 compared to an increase of $1.633 million in the 1997 period.

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

     Financing Arrangements. Under the Alliance Credit Agreement, principal payments are suspended until October 31, 1998. However, cash flows generated by Alliance and its subsidiaries in excess of amounts provided for in the business plan that formed the basis of negotiation with the Bank will be used to reduce outstanding principal indebtedness. The maturity date of the existing line of credit remains at March 31, 2000.

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

     Borrowings under the Alliance Credit Agreement maintained from time to time as a "Base Rate Loan" bear interest, payable monthly, at a fluctuating rate equal to the higher of (i) the rate of interest announced from time to time by the Bank as its "reference rate" plus 1% or (ii) the "Federal Funds Rate" (as defined in the Alliance Credit Agreement) plus 1 1/4%. Borrowings under the Alliance Credit Agreement maintained from time to time as a "LIBO Rate Loan" bear interest, payable on the last day of each applicable interest period (as defined in the Alliance Credit Agreement), at a fluctuating rate equal to the LIBO Rate (Reserve Adjusted) (as defined in the Alliance Credit Agreement) plus 2%. As of July 31, 1998, all advances to Alliance under the Alliance

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


Credit Agreement were maintained as LIBO Rate Loans that bore interest at the annual rate of 7.5%.

     At July 31, 1998, the outstanding balance under the Alliance Credit Agreement was $22.567 million. The outstanding loan balance has increased $1.500 million since April 30, 1998 as a result of advances by the Bank to pay Difco Acquisition-related costs.

     Financial Condition. Management had planned to consummate the acquisition of a 20 per cent interest in certain undeveloped oil and gas properties in the East Irish Sea and Liverpool Bay areas ("the East Irish Sea Interests") which would have involved a satisfactory refinancing of the Group's borrowings. On July 30, 1998 the Board announced that financing for that transaction had not been raised and that resolutions to approve the acquisition were not put to shareholders.

     Management's plans in the event that the acquisition and refinancing did not proceed, were to seek other transactions of a similar nature, restructure the existing credit facility or seek alternative forms of financing and to take such steps as were necessary to allow the Group to meet its obligations as they fell due. It was envisioned that such steps might have included the continued reduction of the Group's overheads, deferral of elements of the recompletion program and realization of oil and gas properties.

     Since July 30, 1998, management has reduced the Group's overheads through selective redundancies and has held discussions with Bank of America regarding the existing credit facility but has primarily been evolving alternative financing plans to allow the acquisition of part of the East Irish Sea Interests. Such a plan has been formulated and it is anticipated that proposals will be put to shareholders on or before October 31, 1998. Management believe that this plan, which involves inter alia a restructuring of the existing credit facility, will provide the Group with financing which will allow it to meet its obligations as they fall due.

     Management is mindful of the Group's financial condition should this transaction not be consummated. The existing credit facility with Bank of America requires monthly repayments to commence on October 31, 1998 and repayments of $2,275,000 are scheduled to be made on or before April 30, 1999. The Group's operating cash flow will not be sufficient to meet its obligations under the existing credit facility and given the passage of time and the concentration of management's efforts on achieving the acquisition outlined above, it may not be possible to arrange property sales or to take other steps to allow the Group to meet its obligations in a timely manner.

     However, the pursuit by management of an alternative structure to acquire the East Irish Sea Interests has been undertaken with the full support of Bank of America, including the deferral of any property disposals pending final resolution of the acquisition of part of the East Irish Sea Interests. Bank of America has indicated to management that,

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


in the event that the proposed transaction is not consummated, it will work with the Group to achieve a mutually satisfactory refinancing and has committed that pending this it will take such actions as are necessary to keep the Group in good standing under the credit agreement until June 30, 1999. There is, however, no guarantee that a successful refinancing will be achieved in a timely manner if at all.

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

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements



Three Months             Oil                  Oil                  Gas                  Gas
Ended July 31      (excluding the       (including the       (excluding the       (including the
                 effects of hedging   effects of hedging   effects of hedging   effects of hedging
                    transactions)        transactions)        transactions)        transactions)
--------------------------------------------------------------------------------------------------
 1998                  $12.35               $18.22                $1.67                $1.67

 1997                  $16.32               $16.32                $2.21                $2.21

 1996                  $22.04               $20.90                $2.60                $2.17

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

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

Contingencies

In addition to the litigation set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1998, the Company is a named defendant in lawsuits, is a party in governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome to lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not expect these additional matters to have a material adverse effect on the financial position of the Company.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           SEC
           Exhibit
           No.             Description of Exhibits
           -------         -----------------------



           (27)  Financial Data Schedule

                 *27.1  Financial Data Schedule of Alliance Resources PLC

     *Filed Herewith.

           (b)   Reports on Form 8-K

                 None

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Alliance Resources PLC



     /s/H.B.K. Williams
     ---------------------------------------------
     H.B.K Williams, Finance Director

Date:  September 21, 1998