Form 10-Q/A
period 1998-07-31
ALLIANCE RESOURCES PLC
filed 1998-10-13
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                                AMENDMENT NO. 1
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  XX       SECURITIES EXCHANGE OF 1934
 ----
           For the quarterly period ended July 31, 1998

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

     As of October 9, 1998, there were 31,209,408 shares of the Registrant's single class of common stock issued and outstanding.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                  INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED JULY 31, 1998

PART I - FINANCIAL INFORMATION
       Item 1. Financial Statements.                                                                               Page
                  Consolidated Condensed Balance Sheets as of
                  July 31, 1998 and April 30, 1998                                                                   2

                  Consolidated Condensed Statements of Operations
                  for the three months ended July 31, 1998 and 1997                                                  4

                  Consolidated Condensed Statement of Stockholders'
                  Equity for the three months ended July 31, 1998                                                    5

                  Consolidated Condensed Statements of Cash Flows
                  for the three months ended January 31, 1998 and 1997                                               6

                  Notes to Consolidated Condensed Financial Statements                                               8

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                               9
PART II - OTHER INFORMATION
       Item 1.    Legal Proceedings                                                                                 16

                  The information called  for by  Item 2.  Changes in Securities,  Item 3.  Default Upon
          Senior Securities,  Item 4.  Submission of Matters to a Vote of Security Holders,  Item 5.  Other
          Information has been omitted as either inapplicable or because the answer thereto is negative.

       Item 6.    Exhibit and Reports on Form 8-K                                                                   16

SIGNATURES                                                                                                          17

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


                                              ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED

                                                                              JULY 31, 1998                        APRIL 30, 1998
                                                                                (UNAUDITED)                            (AUDITED)
                                                                             ---------------                       ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Accounts payable                                                    $    8,926,597                        $     8,972,704
          Accrued expenses payable                                                   933,516                                847,190
          Current portion long-term debt                                           5,250,000                              2,275,000
                                                                             ---------------                       ----------------
          Total current liabilities                                               15,110,113                             12,094,894

Long-term Liabilities:
          Long-term debt                                                          17,316,762                             18,791,762
          Other liabilities                                                            3,568                                139,626
          Convertible subordinated unsecured loan notes                            1,550,700                              1,550,700
                                                                             ---------------                       ----------------
          Total liabilities                                                       33,981,143                             32,576,982
                                                                             ---------------                       ----------------

Stockholders' equity:
          Common stock-par value 40 pence;
          46,000,000 shares authorized representing:
                     Common stock issued and outstanding;
                     31,209,408 at July 31, 1998
                     and April 30, 1998, respectively                             20,114,634                             20,114,634
          Additional paid-in capital                                               5,911,050                              5,911,050
                                                                             ---------------                       ----------------
          Accumulated deficit                                                    (24,806,871)                           (23,842,546)
                                                                             ---------------                       ----------------

          Total stockholders' equity                                               1,218,813                              2,183,138
                                                                             ---------------                       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   35,199,956                        $    34,760,120
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

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


As of October 13, 1998 the Company continues in its attempts to complete the Acquisition and has notified the shareholders of recent developments with a revised proxy statement mailed on October 7, 1998.


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

     Cash Flows and Liquidity. At July 31, 1998, Alliance has current assets of $2.059 million and current liabilities of $15.110 million, which resulted in a net current deficit of $13.051 million. Since April 30, 1998, the net current deficit has increased from $9.480 million to its current position of $13.051 million. The $3.571 million increase is primarily due to a transfer of a portion of the credit facility from long term debt to current liabilities. The accounts payable at July 31, 1998 were virtually unchanged at $8.927 million compared to $8.973 at April 30, 1998.

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

Date:  October 13, 1998