Form 10-Q/A
period 1998-07-31
ALLIANCE RESOURCES PLC
filed 1998-10-15
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                                AMENDMENT NO. 2
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  XX       SECURITIES EXCHANGE OF 1934
 ----
           For the quarterly period ended July 31, 1998

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

     As of October 14, 1998, there were 31,209,408 shares of the Registrant's single class of common stock issued and outstanding.

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


                                              ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED

                                                                              JULY 31, 1998                        APRIL 30, 1998
                                                                                (UNAUDITED)                            (AUDITED)
                                                                             ---------------                       ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Accounts payable                                                    $    8,926,597                        $     8,972,704
          Accrued expenses payable                                                   835,356                                847,190
          Current portion long-term debt                                           5,250,000                              2,275,000
                                                                             ---------------                       ----------------
          Total current liabilities                                               15,011,953                             12,094,894

Long-term Liabilities:
          Long-term debt                                                          17,316,762                             18,791,762
          Other liabilities                                                            3,568                                139,626
          Convertible subordinated unsecured loan notes                            1,550,700                              1,550,700
                                                                             ---------------                       ----------------
          Total liabilities                                                       33,882,983                             32,576,982
                                                                             ---------------                       ----------------

Stockholders' equity:
          Common stock-par value 40 pence;
          46,000,000 shares authorized representing:
                     Common stock issued and outstanding;
                     31,209,408 at July 31, 1998
                     and April 30, 1998, respectively                             20,114,634                             20,114,634
          Additional paid-in capital                                               5,911,050                              5,911,050
                                                                             ---------------                       ----------------
          Accumulated deficit                                                    (24,708,711)                           (23,842,546)
                                                                             ---------------                       ----------------

          Total stockholders' equity                                               1,316,973                              2,183,138
                                                                             ---------------                       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   35,189,956                        $    34,760,120
                                                                             ===============                       ================

See accompanying notes to consolidated condensed financial statements.

                                              ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                              Three                                  Three
                                                           Months Ended                           Months Ended
                                                           July 31, 1998                          July 31, 1997
                                                            (Unaudited)                            (Unaudited)
                                                        ------------------                       ----------------
Revenue:
          Oil and gas revenue                             $   1,917,966                            $ 2,727,336

                     Total operating income                   1,917,966                              2,727,336
                                                        ------------------                       ----------------

Operating expenses:
          Lease operating expense                               969,355                              1,173,644
          Depreciation, depletion, and amortization             509,355                                652,489
          Loss on commodity derivatives                               -                                268,571
          General and administrative expense                    750,262                              1,265,849
                                                        ------------------                       ----------------

                     Total operating expenses                 2,228,972                              3,360,553

Net operating loss                                             (311,006)                              (633,217)

Other income (expense):
          (Loss)\gain on sale of assets                          (9,184)                                18,331
          Interest expense                                     (668,450)                              (682,073)
          Interest income                                         5,259                                 20,609
          Miscellaneous income (expense)                        132,394                                325,153
                                                        ------------------                       ----------------

Net loss from continuing operations before income taxes        (850,987)                              (951,197)

Income tax expense                                                    -                                      -
                                                        ------------------                       ----------------
Net income (loss)                                              (850,987)                              (951,197)

Preferred stock dividends                                             -                                      -
                                                        ------------------                       ----------------

Net loss for common shareholders                          $    (850,987)                           $  (951,197)
                                                        ==================                       ================

Loss per share for common shareholders                    $       (0.03)                           $     (0.03)
                                                        ==================                       ================

Weighted average number of shares outstanding                31,209,408                             31,052,603
                                                        ==================                       ================

See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
           Consolidated Condensed Statements of Stockholders' Equity
                       Three Months Ended July 31, 1998







                                     Common Stock
                             ---------------------------       Additional      Retained Earnings           Total
                               Number of        Par             Paid-In          (Accumulated          Stockholders'
                                Shares         Value            Capital             Deficit)              Equity
                             ============  =============      ============    ===================     ===============
Balance at April 30, 1998     31,209,408   $ 20,114,634       $ 5,911,050       $ (23,842,546)         $  2,183,138

Foreign exchange                       -              -                 -             (15,178)         $    (15,178)

Net loss current period                -              -                 -            (850,987)         $   (850,987)

                             -----------   ------------       -----------     ---------------         -------------
Balance July 31, 1998         31,209,408   $ 20,114,634       $ 5,911,050       $ (24,708,711)         $  1,316,973
                             ===========   ============       ===========     ===============         =============

See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            Three                    Three
                                                                        Months Ended             Months Ended
                                                                        July 31, 1998            July 31, 1997
                                                                         (Unaudited)              (Unaudited)
                                                                        -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                      $ (850,987)              $ (951,197)
           Adjustments to reconcile net loss to net
           cash provided by (used in) operating activities:
               Depreciation, depletion and amortization                     509,355                  652,489
               Amortization of deferred loan costs                          255,324                  140,847
               (Loss)\gain on sale of assets                                  9,184                  (18,331)


           Changes in assets and liabilities, net of effects
           from acquisition:
               Accounts receivable                                          348,061                  544,454
               Accounts payable                                          (1,074,397)              (1,631,751)
               Accrued expenses payable                                     (11,834)                     888
               Other assets                                                  62,037                  168,205
               Other liabilities                                           (136,058)              (1,578,180)
                                                                        -----------              -----------
Net cash (used in) provided by operating activities                        (889,315)              (2,672,576)
                                                                        -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and equipment                         (266,233)                (638,835)
               Proceeds from sale of property and equipment                 379,809                2,803,501
               Effect of LaTex Acquisition                                        -                  192,819
               Deferred acquisition costs                                  (870,652)                       -
                                                                        -----------              -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  (757,076)               2,357,485
                                                                        -----------              -----------

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

                                                   Three Months Ended July 31
                                                  -----------------------------
                                                        1997       1998
                                                        ----       ----
Net Sales Volumes:
     Oil (Mbbls)                                           102         66
     Natural Gas (Mmcf)                                    454        430
     Oil Equivalent (MBOE)                                 180        139

Average Sales Prices:
     Oil (per Bbl)                                      $16.32(1)  $18.22(2)
     Natural Gas (per Mcf)                              $ 2.21(1)  $ 1.67(2)

Operating Expenses per
BOE of Net Sales:
     Lease operating                                    $ 5.66     $ 6.41
     Severance tax                                      $ 0.87     $ 0.54
     Depreciation, depletion, and amortization          $ 3.62     $ 3.65
     General and administrative                         $ 7.03     $ 5.38

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

     Total operating expenses decreased to $2,228,972 for the quarter ended July 31, 1998 compared to $3,360,553 for the same period in 1997. This decrease was primarily due to remedial workover costs and expenses associated with sold non-operated, non-strategic wells incurred in the 1997 period. Lease operating expenses were significantly lower at $969,355 for the three month period ending July 31, 1998 compared to $1,173,644 for the same period in 1997. The quarter ended July 31, 1997 was impacted by the remedial work program mentioned above and the sold non-operated, non-strategic wells. Depreciation, depletion and amortization decreased to $509,355 from $652,489 a year earlier primarily as a result of lower volumes. General and administrative expenses decreased from $1,265,849 during the quarter ended July 31, 1997 to $750,262 for the

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


quarter ended July 31, 1998. The decrease is a result of continuing efforts by management to reduce corporate overhead expenses although the 1997 period was adversely affected by some costs associated with the LaTex/Alliance merger.

     A net operating loss of $311,006 was realized for the quarter ended July 31, 1998 compared to a net operating loss of $633,217 for the same period in 1997

     In summary, due to the above factors, the net loss for the common shareholders for the quarter ended July 31, 1998 decreased to $850,987 ($0.03 per share) compared to a net loss of $951,197 ($0.03 per share) for the same period in 1997.

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

     Cash Flows and Liquidity. At July 31, 1998, Alliance has current assets of $2.059 million and current liabilities of $15.012 million, which resulted in a net current deficit of $12.953 million. Since April 30, 1998, the net current deficit has increased from $9.480 million to its current position of $12.953 million. The $3.473 million increase is primarily due to a transfer of a portion of the credit facility from long term debt to current liabilities. The accounts payable at July 31, 1998 were virtually unchanged at $8.927 million compared to $8.973 at April 30, 1998.

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

Date:  October 15, 1998