Form 10-Q
period 1998-10-31
ALLIANCE RESOURCES PLC
filed 1999-03-23
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      XX   SECURITIES EXCHANGE OF 1934
      --
           For the quarterly period ended October 31, 1998

                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      --

           For the transition period from _____________ to ________________



                      Commission file number : 333-19013

                            Alliance Resources PLC

      England and Wales                                   73-1405081
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma          74135

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

     As of February 28, 1999, there were 47,487,142 shares of the Registrant's ordinary shares of common stock and 10,000,000 convertible restricted voting shares of the Registrant.

                    ALLIANCE RESOURCES Plc AND SUBSIDIARIES
                  Index to Form 10-Q for the Quarterly Period
                            Ended October 31, 1998

PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements.                                      Page
                  Consolidated Condensed Balance Sheets -
                  October 31, 1998 and April 30, 1998                          2

                  Consolidated Condensed Statements of Operations -
                  Three months and Six months ended
                  October 31, 1998 and 1997                                    4

                  Consolidated Condensed Statement of Stockholders' Equity -
                  Six months ended October 31, 1998                            5

                  Consolidated Condensed Statements of Cash Flows -
                  Six months ended October 31, 1998 and 1997                   6

                  Notes to Consolidated Condensed Financial Statements         8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                         9


PART II - OTHER INFORMATION                                                   16
            Item 1. Legal Proceedings

                    The information called for by Item 3. Default Upon Senior
            Securities, Item 5. Other information has been omitted as either inapplicable or because the answer thereto is negative.

            Item 2. Changes in Securities

            Item 4. Submission of Matters to a Vote of Security Holders       17

            Item 6. Exhibit and Reports on Form 8-K

SIGNATURES                                                                    18

           Cautionary Statement Regarding Forward Looking Statements

            In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form-10Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of
            Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgement of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated, or predicted.

ITEM 1.  Financial Statements

                    ALLIANCE RESOURCES Plc AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets

                                                                    October 31, 1998                       April 30, 1998
                                                                      (unaudited)                            (audited)
                                                                    ----------------                       --------------
                ASSETS

Current assets:
Cash                                                                    $  2,602,379                          $    408,439
Accounts receivable - trade                                                1,881,403                             2,132,654
Other current assets                                                          28,743                                73,977
                                                                    ----------------                       ---------------
            Total current assets                                           4,512,525                             2,615,070
                                                                    ----------------                       ---------------

Property, plant, and equipment, at cost:
Oil and gas properties (using full cost method)
 US Properties                                                            42,954,409                            43,200,388
 UK Properties                                                            28,153,272                                     -
Other depreciable assets                                                   1,041,188                             1,029,118
                                                                    ----------------                       ---------------
                                                                          72,148,869                            44,229,506
Less accumulated depreciation and depletion                              (15,563,453)                          (14,421,400)
                                                                    ----------------                       ---------------
            Net property, plant and equipment                             56,585,416                            29,808,106
                                                                    ----------------                       ---------------
Other assets:
Other assets                                                                  54,910                               144,989
Deferred acquisition costs                                                         -                               970,305
Deferred loan costs, less accumulated amortization                         3,406,439                             1,221,650
                                                                    ----------------                       ---------------
            Total other assets                                             3,461,349                             2,336,944
                                                                    ----------------                       ---------------

                TOTAL ASSETS                                            $ 64,559,290                          $ 34,760,120
                                                                    ================                       ===============


    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES Plc AND SUBSIDIARIES
               Consolidated Condensed Balance Sheets, Continued

                                                                    October 31, 1998                       April 30, 1998
                                                                      (unaudited)                            (audited)
                                                                    ----------------                       --------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                        $ 10,135,131                          $  8,972,704
Accrued expenses payable                                                     506,076                               847,190
Current portion long-term debt                                                     -                             2,275,000
                                                                    ----------------                        --------------
            Total current liabilities                                     10,641,207                            12,094,894

Long-term Liabilities:
Long-term debt-less current portion (net of
 discount of $7,445,000)                                                  36,806,876                            18,791,762
Other liabilities                                                              3,568                               139,626
Convertible subordinated unsecured loan notes                              1,550,700                             1,550,700
                                                                    ----------------                        --------------
            Total long-term liabilities                                   38,361,144                            20,482,088

                                                                    ----------------                        --------------
            Total liabilities                                             49,002,351                            32,576,982
                                                                    ----------------                        --------------
Stockholders' equity:
Ordinary Shares-par value 40 pence;
    46,000,000 shares authorized, 31,209,408
    issued and outstanding
    at April 30, 1998                                                              -                            20,114,634
                                                                    ----------------                        --------------
Ordinary Shares - par value 1 pence;
       415,001,376 authorized, 47,487,142
       issued and outstanding
       at October 31, 1998                                                   768,823                                     -
                                                                    ----------------                        --------------
Deferred Shares -  par value 1 pence;
       1,414,998,624 authorized,
       1,217,166,912 issued and outstanding
       at October 31, 1998                                                19,611,767                                     -
                                                                    ----------------                        --------------
Convertible Shares -  par value 1 pence;
        10,000,000 authorized, 10,000,000
        issued and outstanding
        at October 31, 1998                                                  278,000                                     -
                                                                    ----------------                        --------------
Additional paid-in capital                                                21,042,094                             5,911,050
Accumulated deficit                                                      (26,143,745)                          (23,842,546)
                                                                    ----------------                        --------------

            Total stockholders' equity                                    15,556,939                             2,183,138
                                                                    ----------------                        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 64,559,290                          $ 34,760,120
                                                                    ================                        ==============

    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES Plc AND SUBSIDIARIES
                Consolidated Condensed Statement of Operations



                                                      Three              Three               Six                Six
                                                   Months Ended       Months Ended       Months Ended       Months Ended
                                                 October 31, 1998   October 31, 1997   October 31, 1998   October 31, 1997
                                                   (Unaudited)        ( Unaudited)       (Unaudited)        ( Unaudited)
                                                 -------------------------------------------------------------------------
Revenue:
Oil and gas revenue                                  $  2,031,805       $  3,248,700       $  3,949,771       $  5,976,036
Lease operations and management fees                            -                  -                  -                  -
                                                 -------------------------------------------------------------------------
         Total operating income                         2,031,805          3,248,700          3,949,771          5,976,036
                                                 -------------------------------------------------------------------------
Operating expenses:
Lease operating expense                                   493,204          1,491,276          1,462,559          2,664,920
Depreciation, depletion, and amortization                 632,697            777,907          1,142,052          1,430,396
Loss on commodity deriviatives                                  -            859,429                  -          1,128,000
General and administrative expense                        828,410            909,860          1,578,672          2,175,709
                                                 -------------------------------------------------------------------------
         Total operating expenses                       1,954,311          4,038,472          4,183,283          7,399,025
                                                 -------------------------------------------------------------------------

Net operating gain/(loss)                                  77,494           (789,772)          (233,512)        (1,422,989)

Other income (expense):
Gain on sale of assets                                          -                165             (9,184)            18,496
Interest expense                                         (550,790)          (609,127)        (1,219,240)        (1,291,200)
Write-off of deferred loan costs                         (869,906)                 -           (869,906)                 -
Interest income                                             6,857             15,110             12,116             35,719
Miscellaneous income (expense)                            (82,653)            79,051             49,741            404,204
                                                 -------------------------------------------------------------------------
Net loss from continuing operations before
 income taxes                                          (1,418,998)        (1,304,573)        (2,269,985)        (2,255,770)
Income tax expense                                              -                  -                  -                  -
                                                 -------------------------------------------------------------------------

Net loss                                               (1,418,998)        (1,304,573)        (2,269,985)        (2,255,770)
                                                 -------------------------------------------------------------------------

Net loss for common shareholders                     $(1,418,998)       $(1,304,573)       $(2,269,985)       $(2,255,770)
                                                 =========================================================================

Loss per share for common shareholders                    $(0.05)            $(0.04)            $(0.07)            $(0.07)
                                                 =========================================================================

Weighted average number of shares
 outstanding                                          31,390,272         31,137,386         31,299,840         31,094,994
                                                 =========================================================================


    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES Plc AND SUBSIDIARIES
           Consolidated Condensed Statements of Stockholders' Equity
                       Six Months Ended October 31, 1998

                                                  Ordinary Shares                Deferred Shares          Convertible Shares
                                                  ---------------                ---------------          ------------------
                                               Shares           Par           Shares           Par     Shares              Par
                                         -------------------------------------------------------------------------------------------

Balance at April 30, 1998                    31,209,408    $ 20,114,634              -     $       -            -      $       -

Subdivide stock                                     -      $(19,611,767)   1,217,166,912    19,611,767          -              -

Issued for Difco acquisition                        -               -                -             -     10,000,000        278,000

Issued for financial advisory services          615,385          10,000              -             -            -              -

Issued to lender                             15,545,454         254,000              -             -            -              -

Warrants issued to lender                           -               -                -             -            -              -

Additional shares issued in connection          116,895           1,956              -             -            -              -
with LaTex acquisition

Foreign Exchange                                    -               -                -             -            -              -

Net loss current period                             -               -                -             -            -              -
                                         -------------------------------------------------------------------------------------------

Balance October 31, 1998                     47,487,142    $    768,823    1,217,166,912   $ 19,611,767  10,000,000    $   278,000
                                         ===========================================================================================



                                                  Additional              Retained Earnings               Total
                                                   Paid-In                  (Accumulated               Stockholders'
                                                   Capital                    Deficit)                    Equity
                                         -----------------------------------------------------------------------------
Balance at April 30, 1998                            5,911,050           $     (23,842,546)         $      2,183,138

Subdivide stock                                            -                           -                         -

Issued for Difco acquisition                     $   6,930,000           $             -                   7,208,000

Issued for financial advisory services                 320,000                         -                     330,000

Issued to lender                                     6,398,000                         -                   6,652,000

Warrants issued to lender                            1,335,000                         -                   1,335,000

Additional shares issued in connection                 148,044                         -                     150,000
with LaTex acquisition

Foreign Exchange                                           -                       (31,214)                  (31,214)

Net loss current period                                    -                    (2,269,985)               (2,269,985)
                                         -----------------------------------------------------------------------------
Balance October 31, 1998                         $  21,042,094           $     (26,143,745)         $     15,556,939
                                         =============================================================================

         See accompanying notes to consolidated financial statements.

                    ALLIANCE RESOURCES Plc AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows

                                                                                   Six                                    Six
                                                                               Months Ended                           Months Ended
                                                                             October 31, 1998                       October 31, 1997

                                                                               (Unaudited)                            (Unaudited)
                                                                             ----------------                       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                              $(2,269,985)                         $(2,255,770)
           Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
              Depreciation, amortization, and depletion                            1,142,052                            1,430,396
              Gain on sale of assets                                                   9,184                              (18,496)
              Write-off of deferred loan costs                                       869,906                                    -
              Amortization of deferred loan costs                                    351,744                              281,694

           Changes in assets and liabilities, net of effects
           from acquisition:
              Accounts receivable                                                    220,037                              (26,237)
              Accounts payable                                                      (822,183)                          (1,613,144)
              Accrued expenses payable                                              (341,114)                               8,752
              Other current assets                                                   135,313                             (246,563)
              Deposits and other assets                                                    -                            1,264,129
              Other liabilities                                                     (136,058)                          (1,349,972)
                                                                             ---------------                        -------------
Net cash used in operating activities                                               (841,104)                          (2,525,211)
                                                                             ---------------                        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Acquisition of Difco                                               (19,680,356)                                   -
              Purchases of property and equipment                                    (85,084)                          (2,289,926)
              Proceeds from sale of property and equipment                           379,809                            4,998,501
              Effect of LaTex Acquisition                                                  -                              192,819
                                                                             ---------------                        -------------
Net cash provided by (used in) investing activities                              (19,385,631)                           2,901,394
                                                                             ---------------                        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of long-term debt                               38,141,876                                    -
           Payment of long term debt                                             (22,566,762)                                   -
           Proceeds from notes payable                                             1,500,000                            2,355,340
           Deferred loan costs                                                    (1,014,439)                            (428,391)
           Proceeds from issuance of common stock                                  6,360,000                                    -
                                                                             ---------------                        -------------
Net cash provided by financing activities                                         22,420,675                            1,926,949
                                                                             ---------------                        -------------
Net increase in cash and cash equivalents                                          2,193,940                            2,303,132
Cash and cash equivalents at beginning of period                                     408,439                               72,948

                                                                             ---------------                        -------------
Cash and cash equivalents at end of period                                      $  2,602,379                         $  2,376,080
                                                                             ---------------                        -------------

    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES Plc AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows


                                                                            Six                         Six
                                                                         Months Ended                Months Ended
                                                                       October 31, 1998            October 31, 1997
                                                                         (Unaudited)                 (Unaudited)
                                                                       ----------------            ----------------
Supplemental disclosure of cash flow information:
        Cash paid during the period of:
           Interest                                                    $      1,170,060            $        730,850
                                                                       ================            ================

Supplemental schedules of noncash investing and financing activities:
Ordinary shares issued on acquisition of LaTex                         $            -              $      4,039,339
Convertible shares issued to Difco shareholders                               7,208,000                         -
Ordinary shares issued for acquisition of overriding
   royalty interest                                                                 -                     2,371,300
Ordinary shares issued for settlement of various advisory and
   banking fees                                                                  772,000                    203,000
Ordinary shares due in settlement of advisory fees                                   -                      150,000
Convertible loan notes issued for acquisition of overriding
   royalty interest                                                                  -                    1,400,700
Convertible loan notes due in settlement of financing fees                           -                      150,000
Foreign exchange adjustment                                                       31,214                     15,162
Overriding royalty interest conveyed to bank                                   2,100,000                        -

See accompanying notes to consolidated condensed financial statements.

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

Interim Reporting
-----------------

     The interim consolidated condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended October 31, 1998, are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the Company's Annual Report on Form 10-K for the year ended April 30, 1998.


B.   Significant Events

     On October 30, 1998, Alliance completed its acquisition (the "Acquisition") of Difco Limited ("Difco"). Alliance acquired all of the capital stock of Difco and, indirectly a contract to acquire 10% of Burlington Resources, Inc.'s ("Burlington") interest in the East Irish Sea Properties ("U.K. Interests").
The Difco shareholders received approximately 8.7% of the outstanding shares of the Company and could receive up to 29.6% of the outstanding shares of the Company based upon the production from, or reserves attributable to the U.K Interests.

     The Company then acquired, through Difco, 10% of Burlington's interest in the East Irish Sea Properties for cash consideration of approximately $17,000,000. In addition, the Company issued to one of its lenders 15,000,000 ordinary shares and loan notes with a face value of $9,750,000 for a total consideration of $10,000,000 and 545,454 ordinary shares in payment of a fee of $292,000. The Company paid another lender a cash fee of $700,000 and granted the lender warrants to purchase 3,275,000 ordinary shares at a price of 1p per share and an overriding royalty interest in the U.K. Interests of 0.3% beginning January 1, 2001. The overriding royalty interest will entitle the lender to receive a payment equal to the specified percentage of the net revenues

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


generated by the U.K. Interests. The overriding royalty interest would the have the effect of reducing the Company's revenues from the U.K. Interests. The Company also issued to its financial advisor 615,385 ordinary shares in payment of a fee of $330,000.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

     The following is a discussion of the results of operations of the Company for the three and six months ended October 31, 1998. This discussion should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements above.

     The factors which most significantly affect the Company's results of operations are (i) the sales prices of crude oil and natural gas, (ii) the level of total sales volumes, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from its existing oil and gas properties through its development activities. The following table reflects certain historical operating data for the periods presented:



                                                 Six Months Ended October 31
                                                 ----------------------------
                                                      1998         1997
                                                      ----         ----

Net Sales Volumes:
     Oil (Mbbls)                                        154         218
     Natural Gas (MMcf)                                 828         998
     Oil Equivalent (MBOE)                              292         382

Average Sales Prices:
     Oil (per Bbl)                                   $15.70 (1)  $16.63 (2)
     Natural Gas (per Mcf)                           $ 1.88 (1)  $ 2.38 (2)

Operating Expenses per
Equivalent barrel of Net Sales:
     Lease operating                                 $ 4.36      $ 7.11
     Severance tax                                   $ 0.64      $ 1.00
     Depreciation, depletion, and amortization       $ 3.91      $ 4.48
     General and administrative                      $ 5.41      $ 5.69

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


(1) After giving effect to the impact of the Company's commodity price hedging arrangements with its principal lender. Without such hedging arrangements, the average sales prices for the six months ended October 31, 1998 would have been $10.66/bbl for oil and $1.84/mcf for gas.

(2) On May 15, 1997, the commodity price hedging agreements with the principal lender were terminated through a buyout, the cost of which was financed by a drawdown under the terms of the Alliance Credit Agreement. Hence, the table reflects actual realized prices for the six months ended October 31, 1997.

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

    Three Months Ended October 31, 1998 compared to the Three Months Ended
    -----------------------------------------------------------------------
                               October 31, 1997
                               ----------------

     Total revenue from the Company's operations for the quarter ended October 31, 1998, was $2,031,805 compared to $3,248,700 for the quarter ended October 31, 1997. Revenue decreased over the comparable period a year earlier due principally to the effects of lower sales of oil equivalent volumes. The primary reason for the decline in sales volumes was due to the sale of certain marginal non-core properties during the latter portion of the previous fiscal year.

     Total operating expenses decreased to $1,954,311 for the quarter ended October 31, 1998, compared to $4,038,472 for the same period in 1997. This decrease was primarily due to a significant decrease in lease operating expenses. Lease operating expenses decreased to $493,204 for the three-month period ended October 31, 1998, compared to $1,491,276 for the same period in 1997 due to the completion of remedial workovers and the sale of non-operated, non-strategic wells in fiscal year 1998. The other significant decrease in operating expenses was due to the decrease in loss on commodity derivatives. This decrease was primarily due to the buy-out in 1997 of a previous commodity hedge ($1,128,000). Depreciation, depletion and amortization decreased to $632,697 from $777,907 a year earlier primarily as a result of lower sales volumes. General and administrative expenses decreased to $828,410 during the quarter ended October 31, 1998, from $909,860 for the quarter ended October 31, 1997, primarily due to the continued efforts by management to reduce corporate overhead expenses.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


     The net operating gain of $77,494 for the quarter ended October 31, 1998, compares favorably with the net operating loss of $789,772 for the same period in 1997. Additionally, miscellaneous expenses increased to $82,653 for the 1998 period compared to miscellaneous income of $79,051 for the three months ended October 31, 1997. The write-off of deferred financing costs related to the previous credit facility, which was revised for the Difco acquisition, was $869,906 for the 1998 period and $0 for the 1997 period. As a result, net loss increased to $1,418,998 in the three-month period ending October 31, 1998, compared to a net loss of $1,304,573 in the comparable period during 1997.

      Six Months Ended October 31, 1998 compared to the Six Months Ended
      ------------------------------------------------------------------
                               October 31, 1997
                               ----------------

     Total revenue from the Company's operations for the six months ended October 31, 1998, was $3,949,771 compared to $5,976,036 for the six months ended October 31, 1997. Revenue decreased significantly over the comparable period a year earlier due principally to lower oil sales volumes and realized gas prices, property disposals and the depletion of producing reserves. Revenues in the 1998 period were adversely affected by the Company's decision to curtail oil sales in the South Carlton field in Alabama due to low posted oil prices and property disposals in the last quarter of 1997 also contributed to the reduction in current gas volumes.

     Total operating expenses decreased to $4,183,283 for the six months ended October 31, 1998, compared to $7,399,025 for the same period in 1997. This decrease was primarily due to the buy-out in 1997 of a previous commodity hedge ($1,128,000) and a significant decrease in lease operating expenses. Lease operating expenses decreased to $1,462,559 in the 1998 period compared to $2,664,920 for the six-month period ended October 31, 1997. This decrease was mainly due to the completion of remedial workovers and the sale of non-operated, non-strategic properties in fiscal year 1998. Depreciation, depletion, and amortization decreased to $1,142,052 from $1,430,396 a year earlier mainly due to lower sales volumes. General and administrative expenses decreased from $2,175,709 during the six months ended October 31, 1997, compared with $1,578,672 during the 1998 period. The decrease was a result of continuing efforts by management to reduce corporate overhead expenses.

     In addition to the decrease in the net operating loss to $233,512 for the six months ended October 31, 1998, from $1,422,989 for the same period in 1997, there was also a significant decrease in miscellaneous income/expense from $404,204 during the six months ended October 31, 1997, compared with $49,741 during the 1998 period. This decrease was mainly due to the settlement of several trade payable balances during the 1997 period. The write-off of deferred financing costs relating to the previous credit facility, which was revised for the Difco acquisition, was $869,906 for the 1998 period and $0 for the 1997 period. As a result, net loss increased to $2,269,985 in the six month

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements


period ending October 31, 1998, compared to a net loss of $2,255,770 in the comparable period during 1997.

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

     Cash Flows and Liquidity.  At October 31, 1998, Alliance had current assets
     ------------------------
of $4.513 million and current liabilities of $10.641 million, which resulted in a working capital deficit of $6.128 million. The working capital deficit has been reduced from $9.480 million at year ended April 30, 1998. The $3.352 million improvement was primarily due to the increase in cash balances resulting from loan drawdowns and a reclassification of bank debt from current to long term. The current portion of long-term debt was $0 at October 31, 1998, compared to $2.275 million at April 30, 1998.

     For the six months ended October 31, 1998, net cash used in the Company's operating activities was $.841 million compared to cash used of $2.525 million for the six months ended October 31, 1997. This improvement in cash flow from operating activities is substantially due to reduced expenditures on workovers and overheads.

     Investing activities of the Company used $19.386 million in net cash flow for the six months ended October 31, 1998, compared to $2.901 million generated for the six months ended October 31, 1997. The difference was principally due to the Difco acquisition. Financing activities provided $22.421 million for the six months ended October 31, 1998, compared to $1.927 million for the six months ended October 31, 1997. The improvement was due primarily to the issuance of long-term debt for $38.142 million and the issuance of common stock for $6.360 million offset by a payment of long term debt of $22.567 million during the 1998 period.

     Overall, cash and cash equivalents improved by $2.194 million in the six months ended October 31, 1998, compared to $2.303 million in the 1997 period.

     Capital Expenditures.  The timing of most of the Company's U.S. capital
     --------------------
expenditures is discretionary. Currently, there are no material long-term commitments associated with the Company's U.S. capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses funds available under its credit facility and proceeds from the sale of oil and gas properties to fund capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements



Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary U.S. capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations.

     The timing of the Company's U.K. capital expenditures is determined annually by a budget prepared by Burlington and approved by Alliance. Currently, there are material commitments for the 1999 calendar year. These commitments will be met by funds available under the Company's credit facility and internally generated cash flow.

     The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. As a result, the Company will continue its current policy of funding capital expenditures with funds available under its credit facility, internally generated cash flow and the proceeds from oil and gas property divestitures.

     Financing Arrangements.  In connection with the Acquisition, the Company
     ----------------------
has entered into agreements providing up to $65,750,000 in debt to the Company.

     Bank of America National Trust & Savings Association ("BoA"), Alliance's principal lender, has increased the Company's revolving credit facility from $22,500,000 to $30,000,000 at an interest rate, determined by the Company from time to time, of either (i) the greater of BoA's reference rate and the federal funds effective rate plus 0.50%, or (ii) 2.0% above the current Interbank rate. While any Tranche B loan is outstanding, the margins set forth above shall be increased by an additional 0.50% semi-annually on April 26th and on October 26th of each year. Interest on the credit line is payable quarterly and principal is due in equal quarterly payments beginning October 30, 2000 and ending October 30, 2003. The Company's initial borrowing base under the credit line is $18,500,000 and will be redetermined semiannually.

     On July 31, 1998, all of the $22,500,000 available under the previous credit facility was outstanding. Of this amount, $5,000,000 was converted to subordinated debt, in addition to the revolving credit facility. The interest rate on the subordinated debt is either (i) BoA's reference rate plus 5.0%, or
(ii) 7.0% above the current Interbank rate, determined by the Company from time to time. Principal will be due in equal quarterly installments beginning January 31, 2001 and ending October 30, 2004.

     In addition, BoA has provided an additional $20,000,000 of debt at an interest rate, determined by the Company from time to time, of either (i) BoA's ("Tranche B loans") reference rate plus 2.0%, or (ii) 4.0% above the current Interbank rate. The margins for all Tranche B loans shall increase by 0.50% semi-annually on April 26th and on October 26th of each year while any Tranche B loan is outstanding. Interest on the additional debt will be payable quarterly and principal is due any payable in full on

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements



January 31, 2001. The debt to BoA is secured by a first priority mortgage on substantially all of the Company's properties, including the U.K. Interests.

     The Company has paid BoA a cash fee of $700,000 and granted BoA warrants to purchase 3,275,000 ordinary shares at a price of 1p per share. In addition, BoA will receive an overriding royalty interest in the U.K. Interests of 0.3% beginning January 1, 2001. The overriding royalty interest will entitle BoA to receive a payment equal to the specified percentage of the net revenues generated by the U.K. Interests. The overriding royalty interest will have the effect of reducing the Company's revenues from the U.K. Interests. In connection with obtaining the debt financing from BoA, the proposed terms require the Company to enter into commodity price risk management contracts on terms that are mutually agreeable to BoA and the Company for a period not less than two years with respect to at least 50% of the Company's estimated producing reserves as of October 31, 1998. BoA also requires the Company to enter into interest rate risk management contracts providing for a maximum interest rate of 9.0% on the notional amount projected to be outstanding on the revolving credit facility.

     The Company has issued to EnCap Equity 1996 Limited Partnership and EnCap Capital Investment Company PLC ("collectively EnCap") debt of $9,750,000, at an interest rate of 10% per year, and 15,000,000 Shares for an aggregate cash consideration of $10,000,000. Interest on the EnCap debt will be payable quarterly, principal is payable in full by October 30, 2005. For the first three years, the Company has the option of increasing the amount of debt from EnCap in the amount of the interest payments due, in lieu of paying interest. The EnCap debt is unsecured.

     The Company has also issued to EnCap Investments L.C., 545,454 shares in consideration of a fee of $292,500. In addition, EnCap, has the right to designate one member to the Company's board of directors.

     Seasonality.  The results of operations of the Company are somewhat
     -----------
seasonal due to fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter, and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis.

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

     Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for oil and gas have fluctuated significantly in recent years. The following table sets forth the average price received by the Company for each of the last three years and the effects of the various hedging arrangements noted above.

                                 Oil                 Oil                 Gas                 Gas
Six Months Ended           (excluding the       (including the      (excluding the      (including the
   October 31            effects of hedging   effects of hedging   effects of hedging  effects of hedging
----------------            transactions)        transactions)        transactions)       transactions)
---------------------------------------------------------------------------------------------------------
     1998                     $ 10.66               $ 15.70             $  1.84                 $  1.88

     1997                     $ 16.63               $ 16.63             $  2.38                 $  2.38

     1996                     $ 20.26               $ 18.03             $  2.26                 $  1.85


     On October 31, 1998, the Company's commodity price hedge agreements expired. During February 1999 the Company completed a transaction to hedge approximately 65% of its existing monthly gas production by installing a floor of $1.60/MMBTU and a cap of $2.07/MMBTU. This will protect the Company from any severe declines in natural gas prices over the next eight months. The Company is also currently negotiating additional agreements as required in its revolving credit facility with BoA.

     Issues Related to the Year 2000.  As the year 2000 approaches, there are
     --------------------------------
uncertainties concerning whether computer systems will properly recognize data-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Because of the nature of the oil and gas industry and the necessity for the Company to make reserve estimates and other plans well beyond the year 2000, the Company's computer systems and software were already configured to accommodate dates beyond the year 2000. The Company believes that the year 2000 will not pose significant operational problems for the Company's computer systems. The Company has not, however, completed its assessment of the computer systems of third parties with which it deals, and it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues.

                            Alliance Resources PLC
             Notes to Consolidated Condensed Financial Statements



PART II - OTHER INFORMATION
---------------------------


Item 1.    Legal Proceedings
           -----------------

Contingencies
-------------

     As noted in the Company's Annual Report on Form 10-K for the year ended April 30, 1998, the Company is a named defendant in lawsuits, is a party in governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome to lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not expect these additional matters to have a material adverse effect on the financial position of the Company.


Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

(a) Effective October 30, 1998, the Company issued 10,000,000 shares of its convertible restricted voting shares, as described in the Current Report on Form 8-K dated November 16, 1998. The terms of the convertible restricted voting shares are described in the Company's proxy statement dated July 13, 1998. In connection with the issuance of the convertible restricted voting shares, the Company's Articles of Association and Memorandum of Association were amended effective October 30, 1998, to provide for those shares and other matters described in the Company's proxy statements dated July 13, 1998, and October 7, 1998. Copies of the amended Articles of Association and Memorandum of Association are included as Exhibits 3.1 and 3.2 to the Current Report on Form 8-K dated November 16, 1998.

(b)  Not applicable.

(c) The Company's issuance of its convertible restricted voting shares effective October 30, 1998, was not registered under the Securities Act in reliance on the exemption provided by Section 4(2) of that act as a privately negotiated issuance to six persons in connection with the purchase of certain properties. Other information concerning the issuance is contained in the Company's Current Report on Form 8-K dated November 16, 1998.

(d)  Not applicable.

                            Alliance Resources PLC
              Notes to Consolidated Condensed Financial Statements



Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    The Company held an extraordinary meeting of shareholders on October 30, 1998, to consider the matters described in the Company's proxy statement dated October 7, 1998. As permitted by U. K. law, the vote on each matter was conducted by a show of hands of those present at the meeting, without objection. All matters were passed by at least a majority of those voting.

    The Company held an Annual Meeting on March 5, 1999 to consider the matters described in the Company's Proxy Statement dated February 10, 1999. As permitted by U.K. law, the vote on each matter was conducted by a show of hands of those present at the meeting, without objection. All matters were passed by at least a majority of those voting.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits




                                Description of Exhibits
                                -----------------------


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

    Alliance Resources PLC



           /s/Michael E. Humphries
           -----------------------
     Michael E. Humphries, Finance Director


Date:  March 23, 1999