Form 10-Q
period 1999-01-31
ALLIANCE RESOURCES PLC
filed 1999-05-26
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        XX   SECURITIES EXCHANGE OF 1934
       ----

             For the quarterly period ended January 31, 1999

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ____ SECURITIES EXCHANGE ACT OF 1934


             For the transition period from_____________ to _________________


                      Commission file number: 333-19013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No  ___
    ---

     As of April 15, 1999, there were 47,487,142 shares of the Registrant's ordinary shares of common stock outstanding and 10,000,000 convertible restricted voting shares outstanding of the Registrant.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                  Index to Form 10-Q for the Quarterly Period
                            Ended January 31, 1999

PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements.                                                    Page
               Consolidated Condensed Balance Sheets -
               January 31, 1999 and April 30, 1998                                     2

               Consolidated Condensed Statements of Operations -
               Three months and Nine months ended January 31, 1999 and 1998            4

               Consolidated Condensed Statement of Stockholders' Equity -
               Nine months ended January 31, 1999                                      5

               Consolidated Condensed Statements of Cash Flows -
               Nine months ended January 31, 1999 and 1998                             6

               Notes to Consolidated Condensed Financial Statements                    8

   Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                                   9

   Item 3.     Quantitative and Qualitative Analysis on Market Risk                   16

PART II - OTHER INFORMATION
   Item 1.     Legal Proceedings                                                      18

               The information called for by Items 2-5 has been omitted.

   Item 6.     Exhibit and Reports on Form 8-K                                        19

SIGNATURES                                                                            20

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

ITEM 1.  Financial Statements


                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets

                                                       January 31, 1999             April 30, 1998
                                                         (unaudited)                   (audited)
                                                     --------------------         ------------------
                   ASSETS

Current assets:
Cash                                                   $        611,649             $      408,439
Accounts receivable - trade                                   1,725,984                  2,132,654
Other current assets                                             41,365                     73,977
                                                     --------------------         ------------------
     Total current assets                                     2,378,998                  2,615,070
                                                     --------------------         ------------------

Property, plant, and equipment, at cost:
Oil and gas properties (using full cost method)
     US Properties                                           43,340,931                 43,200,388
     UK Properties                                           29,075,939                          -
Other depreciable assets                                      1,067,248                  1,029,118
                                                     --------------------         ------------------
                                                             73,484,118                 44,229,506
Less accumulated depreciation and depletion                 (16,935,714)               (14,421,400)
                                                     --------------------         ------------------
     Net property, plant and equipment                       56,548,404                 29,808,106
                                                     --------------------         ------------------

Other assets:
Other assets                                                     35,331                    144,989
Deferred acquisition costs                                            -                    970,305
Deferred loan costs, less accumulated amortization            3,392,584                  1,221,650
                                                     --------------------         ------------------
     Total other assets                                       3,427,915                  2,336,944
                                                     --------------------         ------------------

                TOTAL ASSETS                           $     62,355,317             $   34,760,120
                                                     ====================         ==================

    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
               Consolidated Condensed Balance Sheets, Continued

                                                                           January 31, 1999            April 30, 1998
                                                                             (unaudited)                  (audited)
                                                                         --------------------        ------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                           $      8,241,948            $    8,972,704
Accrued expenses payable                                                            533,507                   847,190
Current portion long-term debt                                                            -                 2,275,000
                                                                         --------------------        ------------------
       Total current liabilities                                                  8,775,455                12,094,894

Long-term Liabilities:
Long-term debt-less current portion (net of discount of $7,171,161 at            38,970,853                18,791,762
       January 31, 1999, and $0 at April 30, 1998)
Other liabilities                                                                         -                   139,626
Convertible subordinated unsecured loan notes                                     1,550,700                 1,550,700
                                                                         --------------------        ------------------
       Total long-term liabilities                                               40,521,553                20,482,088

                                                                         --------------------        ------------------
       Total liabilities                                                         49,297,008                32,576,982
                                                                         --------------------        ------------------

Stockholders' equity:
Ordinary Shares-par value 40 pence;
       46,000,000 shares authorized, 31,209,408 issued and outstanding                    -                20,114,634
       at April 30, 1998


Ordinary Shares - par value 1 pence;
       415,001,376 authorized, 47,487,142 issued and outstanding
       at January 31, 1999                                                          768,823                         -
Deferred Shares -  par value 1 pence;
       1,414,998,624 authorized, 1,217,166,912 issued and outstanding
       at January 31, 1999                                                       19,611,767                         -
Convertible Shares -  par value 1 pence;
       10,000,000 authorized, 10,000,000 issued and outstanding
       at January 31, 1999                                                          278,000                         -

Additional paid-in capital                                                       21,042,094                 5,911,050
Accumulated other comprehensive loss                                                (31,214)                        -
Accumulated deficit                                                             (28,611,161)              (23,842,546)
                                                                         --------------------        ------------------

       Total stockholders' equity                                                13,058,309                 2,183,138
                                                                         --------------------        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     62,355,317            $   34,760,120
                                                                         ====================        ==================

    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                Consolidated Condensed Statement of Operations

                                                               Three             Three              Nine              Nine
                                                            Months Ended      Months Ended      Months Ended      Months Ended
                                                          January 31, 1999  January 31, 1998  January 31, 1999  January 31, 1998
                                                            (Unaudited)       (Unaudited)        (Unaudited)      (Unaudited)
                                                        --------------------------------------------------------------------------
Revenue:
Oil and gas revenue                                       $      1,222,596  $      2,401,559  $      5,172,367  $      8,377,595
                                                        --------------------------------------------------------------------------
                              Total operating income             1,222,596         2,401,559         5,172,367         8,377,595
                                                        --------------------------------------------------------------------------

Operating expenses:
Lease operating expense                                            784,627         1,388,789         2,247,186         3,637,862
Depreciation and depletion                                         394,644           217,956         1,536,696         1,930,046
Loss on commodity deriviatives                                           -                 -                 -         1,128,000
General and administrative expense                                 968,596           980,457         2,547,268         3,156,166
                                                        --------------------------------------------------------------------------

                              Total operating expenses           2,147,867         2,587,202         6,331,150         9,852,074
                                                        --------------------------------------------------------------------------

Net operating loss                                                (925,271)         (185,643)       (1,158,783)       (1,474,479)

Other income (expense):
Gain/(Loss) on sale of assets                                            -            16,946            (9,184)           35,442
Interest expense                                                (1,638,936)         (750,578)       (2,766,609)       (1,760,084)
Write-off of deferred loan costs                                         -                 -          (869,906)                -
Interest income                                                      8,049            14,286            20,165            50,005
Miscellaneous income (expense)                                     (34,039)           39,175            15,702            27,532
                                                        --------------------------------------------------------------------------

Net loss before income taxes                                    (2,590,197)         (865,814)       (4,768,615)       (3,121,584)

Income tax expense                                                       -                 -                 -                 -
                                                        --------------------------------------------------------------------------

Net loss                                                        (2,590,197)         (865,814)       (4,768,615)       (3,121,584)
                                                        --------------------------------------------------------------------------

Net loss for common shareholders                          $     (2,590,197) $       (865,814) $     (4,768,615) $     (3,121,584)
                                                        ==========================================================================

Loss per share for common shareholders                    $          (0.05) $          (0.03) $          (0.13) $          (0.10)
                                                        ==========================================================================

Weighted average number of shares outstanding                   47,487,142        31,152,603        36,773,433        31,102,603
                                                        ==========================================================================

    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
           Consolidated Condensed Statements of Stockholders' Equity
                      Nine Months Ended January 21, 1999


                                              Ordinary Shares                         Deferred Shares
                                             -----------------                        ---------------
                                          Shares              Par               Shares               Par
                                      ------------------------------------------------------------------------
Balance at April 30, 1998               31,209,408      $  20,114,634                  -       $           -

Subdivide stock                                  -      $ (19,611,767)     1,217,166,912          19,611,767

Issued for Difco acquisition                     -                  -                  -                   -

Issued for financial advisory services     615,385             10,000                  -                   -

Issued to lender                        15,545,454            254,000                  -                   -

Warrants issued to lender                        -                  -                  -                   -

Additional shares issued in connection     116,895              1,956                  -                   -
with LaTex acquisition

Comprehensive loss:
     Foreign Exchange                            -                  -                  -                   -
     Net loss current period                     -                  -                  -                   -
     Total comprehensive loss

                                      ------------------------------------------------------------------------
Balance January 31, 1999                47,487,142      $     768,823      1,217,166,912       $  19,611,767
                                      ========================================================================

                                                                               Additional         Accumulated
                                               Convertible Shares               Paid-In       Other Comprehensive
                                               ------------------
                                           Shares              Par              Capital          Income/(Loss)
                                        ---------------------------------------------------------------------------
Balance at April 30, 1998                         -        $         -        $ 5,911,050       $             -

Subdivide stock                                   -                  -                  -                     -

Issued for Difco acquisition             10,000,000            278,000          6,930,000                     -

Issued for financial advisory services            -                  -            320,000                     -

Issued to lender                                  -                  -          6,398,000                     -

Warrants issued to lender                         -                  -          1,335,000                     -

Additional shares issued in connection            -                  -            148,044                     -
with LaTex acquisition

Comprehensive loss:
     Foreign Exchange                             -                  -                  -               (31,214)
     Net loss current period                      -                  -                  -                     -
     Total comprehensive loss

                                        ---------------------------------------------------------------------------
Balance January 31, 1999                 10,000,000        $   278,000       $ 21,042,094       $       (31,214)
                                        ===========================================================================

                                          Retained Earnings         Total
                                             (Accumulated       Stockholders'
                                               Deficit)             Equity
                                        ---------------------------------------
Balance at April 30, 1998                   $ (23,842,546)       $ 2,183,138

Subdivide stock                                         -                  -

Issued for Difco acquisition                            -          7,208,000

Issued for financial advisory services                  -            330,000

Issued to lender                                        -          6,652,000

Warrants issued to lender                               -          1,335,000

Additional shares issued in connection                  -            150,000
with LaTex acquisition

Comprehensive loss:
     Foreign Exchange                                                (31,214)
     Net loss current period                   (4,768,615)        (4,768,615)
                                                                --------------
     Total comprehensive loss                           -         (4,799,829)

                                        ---------------------------------------
Balance January 31, 1999                    $ (28,611,161)      $ 13,058,309
                                        =======================================



    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows

                                                                          Nine                      Nine
                                                                      Months Ended              Months Ended
                                                                    January 31, 1999          January 31, 1998
                                                                       (Unaudited)              (Unaudited)
                                                                  --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $     (4,768,615)         $     (3,121,584)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
        Depreciation, amortization, and depletion                          1,536,696                 1,930,046
        Gain/(Loss) on sale of assets                                          9,184                   (35,442)
        Write-off of deferred loan costs                                     869,906                         -
        Amortization of deferred loan cost                                   530,301                   287,737
        Amortization of debt discount                                        273,839

   Changes in assets and liabilities, net of effects
   from acquisition:
        Accounts receivable                                                  406,670                   484,497
        Accounts payable                                                    (850,994)               (3,994,059)
        Accrued expenses payable                                            (313,683)                  433,617
        Other current assets                                                       -                   (97,845)
        Deposits and other assets                                            142,270                         -
        Other liabilities                                                   (139,626)                  357,952
                                                                  --------------------      --------------------
Net cash used in operating activities                                     (2,304,052)               (3,755,081)
                                                                  --------------------      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Difco                                                  (21,744,966)                        -
   Purchases of property and equipment                                    (1,107,479)               (1,539,462)
   Proceeds from sale of property and equipment                            1,107,194                 5,523,391
   Effect of LaTex acquisition                                                     -                   192,819

                                                                  --------------------      --------------------
Net cash provided by (used in) investing activities                      (21,745,251)                4,176,748
                                                                  --------------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                               38,141,876                         -
   Payment of long term debt                                             (22,566,762)                        -
   Advances on notes payable                                               3,390,138                 1,227,341
   Deferred loan and reorganization costs                                 (1,072,739)                 (385,680)
   Proceeds from issuance of common stock                                  6,360,000                         -

                                                                  --------------------      --------------------
Net cash provided by financing activities                                 24,252,513                   841,661
                                                                  --------------------      --------------------

Net increase in cash and cash equivalents                                    203,210                 1,263,328
Cash and cash equivalents at beginning of period                             408,439                    72,948

                                                                  --------------------      --------------------
Cash and cash equivalents at end of period                          $        611,649          $      1,336,276
                                                                  ====================      ====================

    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows

                                                                          Nine                      Nine
                                                                      Months Ended              Months Ended
                                                                    January 31, 1999          January 31, 1998
                                                                       (Unaudited)              (Unaudited)
                                                                  --------------------      --------------------
Supplemental disclosures of cash flow information:
             Cash paid during the period for:
                  Interest                                        $          1,920,957      $          1,159,453
                                                                  ====================      ====================

Supplemental schedules of noncash investing and financing activities:
Ordinary shares issued on acquisition of LaTex                    $                  -      $          4,039,939
Convertible shares issued to Difco shareholders                              7,208,000                         -
Ordinary shares issued for acquisition of overriding
   royalty interest                                                                  -                 2,371,300
Ordinary shares issued for settlement of various advisory and
   banking fees                                                                772,000                   353,000
Issuance of bank debt to buy out commodity collar                                    -                 1,128,000
Convertible loan notes issued for acquisition of overriding
   royalty interest                                                                  -                 1,400,700
Convertible loan notes due in settlement of financing fees                           -                   150,000
Foreign exchange adjustment                                                     31,214                         -
Overriding royalty interest conveyed to bank                                 2,100,000                         -

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

Interim Reporting
-----------------

     The interim consolidated condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended January 31, 1999, are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the Company's Annual Report on Form 10-K for the year ended April 30, 1998.


B.   Significant Events

     On October 30, 1998, Alliance completed its acquisition (the "Acquisition") of Difco Limited ("Difco"). Alliance acquired all of the capital stock of Difco and, indirectly a contract to acquire 10% of Burlington Resources, (Irish Sea) Limited's ("Burlington") interest in the East Irish Sea Properties ("U.K. Interests"). The Difco shareholders received approximately 8.7% of the outstanding shares of the Company and could receive up to 29.6% of the outstanding shares of the Company based upon the production from, or reserves attributable to the U.K Interests.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

     The following is a discussion of the results of operations of the Company for the three and nine months ended January 31, 1999. This discussion should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements above.

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

                                                        Nine Months Ended January 31
                                                        ----------------------------
                                                            1999           1998
                                                            ----           ----
Net Sales Volumes:
     Oil (Mbbls)                                            220             318
     Natural Gas (MMcf)                                   1,072           1,386
     Oil Equivalent (MBOE)                                  399             549

Average Sales Prices:
     Oil (per Bbl)                                       $13.49 (1)      $15.95 (2)
     Natural Gas (per Mcf)                               $ 2.08 (1)      $ 2.39 (2)

Operating Expenses per
Equivalent barrel of Net Sales:
     Lease operating                                     $ 4.92          $ 6.16
     Severance tax                                       $ 0.71          $ 0.99
     Depreciation, depletion, and amortization           $ 3.85          $ 3.52
     General and administrative                          $ 6.38          $ 5.75

(1) After giving effect to the impact of the Company's commodity price hedging arrangements. Without such hedging arrangements, the average sales prices for the nine months ended January 31, 1999 would have been $9.96/bbl for oil and $2.05/mcf for gas.

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

    Three Months Ended January 31, 1999 compared to the Three Months Ended
    -----------------------------------------------------------------------
                               January 31, 1998
                               ----------------

     Total revenue from the Company's operations for the quarter ended January 31, 1999, was $1,222,596 compared to $2,401,559 for the quarter ended January 31, 1998. Revenue decreased over the comparable period a year earlier due principally to the effects of lower realized sales prices and volumes. The primary reason for the decline in sales volumes was due to the sale of certain marginal non-core properties during the latter portion of the previous fiscal year.

     Total operating expenses decreased to $2,147,867 for the quarter ended January 31, 1999, compared to $2,587,202 for the same period in 1998. This decrease was primarily due to a significant decrease in lease operating expenses. Lease operating expenses decreased to $784,627 for the three-month period ended January 31, 1999, compared to $1,388,789 for the same period in 1998 due to the completion of remedial workovers and the sale of non-operated, non-strategic wells in fiscal year 1998. Depreciation, depletion and amortization increased to $394,644 from $217,956 a year earlier. General and administrative expenses decreased slightly to $968,596 during the quarter ended January 31, 1999, from $980,457 for the quarter ended January 31, 1998, primarily due to the continued efforts by management to reduce corporate overhead expenses.

     The net operating loss of $925,271 for the quarter ended January 31, 1999, reflects an increase of $739,628 over the net operating loss of $185,643 for the same period in 1998. Interest expense increased to $1,638,936 for the quarter ended January 31, 1999, from $750,578 for the same period in 1998 due to the increase in notes payable, and the amortization of discounts on notes payable. As a result, net loss increased to $2,590,197 in the three-month period ending January 31, 1999, compared to a net loss of $865,814 in the comparable period during 1998

     Nine Months Ended January 31, 1999 compared to the Nine Months Ended
     --------------------------------------------------------------------
                               January 31, 1998
                               ----------------

     Total revenue from the Company's operations for the nine months ended January 31, 1999, was $5,172,367 compared to $8,377,595 for the nine months ended January 31, 1998. Revenue decreased significantly over the comparable period a year earlier due principally to lower oil sales volumes and realized gas prices, property disposals and the depletion of producing reserves.
Revenues in the 1999 period were adversely affected by the Company's decision to curtail oil sales in the South Carlton field in Alabama due to low posted oil prices and property disposals in the last two quarters of fiscal year 1998 also contributed to the reduction in current gas volumes.

     Total operating expenses decreased to $6,331,150 for the nine months ended January 31, 1999, compared to $9,852,074 for the same period in 1998. This decrease was primarily due to the buy-out in fiscal year 1998 of a previous commodity hedge $1,128,000, a significant decrease in lease operating expenses and a decrease in general and administrative expenses. Lease operating expenses decreased to $2,247,186 in the 1999 period compared to $3,637,862 for the nine-month period ended January 31, 1998. This decrease was mainly due to the completion of remedial workovers and the sale of non-operated, non-strategic properties in fiscal year 1998. Depreciation, depletion, and amortization decreased to $1,536,696 from $1,930,046 a year earlier mainly due to lower sales volumes. General and administrative expenses decreased from $3,156,166 during the nine months ended January 31, 1998, compared with $2,547,268 during the 1999 period. The decrease was a result of continuing efforts by management to reduce corporate overhead expenses. Consequently, the net operating loss of $1,158,783 for the nine-month period ended January 31, 1999, reflects a decrease over the net operating loss of $1,474,479 for the nine-month period ended January 31, 1998.

     The increase in net loss to $4,768,615 for the nine-month period ended January 31, 1999, from $3,121,584 is due primarily to the increase in interest expense, and the write-off of deferred loan costs. Interest expense increased to $2,766,609 for the nine-month period ended January 31, 1999, from $1,760,084 for the 1998 period due to the increase in notes payable and the amortization of discounts on notes payable. The write-off of $869,906 of deferred loan costs related to the previous credit facility.

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

     Cash Flows and Liquidity.  At January 31, 1999, Alliance had current assets
     ------------------------
of $2.379 million and current liabilities of $8.775 million, which resulted in a working capital deficit of $6.396 million. The working capital deficit has been reduced from $9.480 million at year ended April 30, 1998. The $3.084 million improvement was primarily due to the increase in cash balances resulting from loan drawdowns and a reclassification of bank debt from current to long term. The current portion of long-term debt was $0 at January 31, 1999, compared to $2.275 million at April 30, 1998.

     For the nine months ended January 31, 1999, net cash used in the Company's operating activities was $2.304 million compared to cash used of $3.755 million for the nine months ended January 31, 1998. This improvement in cash flow from operating activities is substantially due to reduced expenditures on workovers and overhead.

     Investing activities of the Company used $21.745 million in net cash flow for the nine months ended January 31, 1999, compared to $4.177 million generated for the nine months ended January 31, 1998. The difference was principally due to the Difco acquisition. Financing activities provided $24.253 million for the nine months ended January 31, 1999, compared to $.842 million for the nine months ended January 31, 1998. The improvement was due primarily to the issuance of long-term debt for $38.142 million and the issuance of common stock for $6.360 million offset by a payment of long-term debt of $22.567 million during the 1999 period.

     Overall, cash and cash equivalents increased by $.203 million in the nine months ended January 31, 1999, compared to $1.263 million in the 1998 period.

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

     In addition, BoA has provided an additional $20,000,000 of debt ("Tranche B loans") at an interest rate, determined by the Company from time to time, of either (i) BoA's) reference rate plus 2.0%, or (ii) 4.0% above the current Interbank rate. The margins for all Tranche B loans shall increase by 0.50% semi-annually on April 26th and on October 26th of each year while any Tranche B loan is outstanding. Interest on the additional debt will be payable quarterly and principal is due and payable in full on January 31, 2001. The debt to BoA is secured by a first priority mortgage on substantially all of the Company's properties, including the U.K. Interests.

     The Company has paid BoA a cash fee of $700,000 and granted BoA warrants to purchase 3,275,000 ordinary shares at a price of 1p per share. In addition, BoA will receive an overriding royalty interest in the U.K. Interests of 0.3% beginning January 1, 2001. The overriding royalty interest will entitle BoA to receive a payment equal to the specified percentage of the net revenues generated by the U.K. Interests. The overriding royalty interest will have the effect of reducing the Company's revenues from the U.K. Interests. In connection with obtaining the debt financing from BoA, the proposed terms require the Company to enter into commodity price risk management contracts on terms that are mutually agreeable to BoA and the Company, during the time any Tranche B loan is outstanding with respect to at least 50% of the Company's U.S. estimated producing reserves as of October 30, 1998, and at least 50% of the aggregate volumes projected to be produced from proven reserves attributable to those U.K. interests included in a development plan approved by The Department of Trade and Industry. BoA also requires the Company to enter into interest rate risk management contracts providing for a maximum interest rate of (I) 8.5% on the notional amount projected to be outstanding as Tranche A loans; (ii) 10% on the notional amount projected to be outstanding as Tranche B loans; and, (iii) 12% on the notional amount projected to be outstanding as Tranche C loans.

     The Company has issued to EnCap Equity 1996 Limited Partnership and EnCap Capital Investment Company PLC ("collectively EnCap") debt of $9,750,000, at an interest rate of 10% per year, and 15,000,000 ordinary Shares for an aggregate cash consideration of $10,000,000. Interest on the EnCap debt will be payable quarterly, principal is payable in full by October 30, 2005. For the first three years, the Company has the option of increasing the amount of debt from EnCap in the amount of the interest payments due, in lieu of paying interest. The EnCap debt is unsecured.

     The Company has also issued to EnCap Investments L.C., 545,454 shares in consideration of a fee of $292,000. In addition, EnCap, has the right to designate one member to the Company's board of directors.

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

     Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for oil and gas have fluctuated significantly in recent years. The following table sets forth the average price received by the Company for each of the last three years and the effects of various hedging arrangements.

                           (excluding the         (including the         (excluding the         (including the
  Nine Months Ended      effects of hedging     effects of hedging     effects of hedging     effects of hedging
      January 31            transactions)          transactions)          transactions)          transactions)
-----------------------------------------------------------------------------------------------------------------
         1999                  $ 9.96                 $13.49                  $2.05                  $2.08
         1998                  $15.93                 $15.95                  $2.41                  $2.39
         1997                  $20.36                 $17.00                  $2.33                  $1.52

     On October 31, 1998, the Company's commodity price hedge agreements expired. During February 1999 the Company completed a transaction to hedge approximately 65% of its existing monthly gas production by installing a floor of $1.60/MMBTU and a cap of $2.07/MMBTU. This will protect the Company from any severe declines in natural gas prices over the next eight months. During April 1999 the Company completed a transaction to hedge approximately 40% of its existing monthly oil production by installing a floor of $12.00/barrel. This will protect the company from any severe declines in oil prices over the next six months.

Issues Related to the Year 2000
-------------------------------

     General. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date-sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Company: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

     The Plan. Alliance's Year 2000 Plan (the "Plan") has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately twelve months ago, the Company began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified Alliance's IT systems that must be updated or replaced in order to be Year 2000 compliant. Remediation, testing and implementation are scheduled to be completed by July 30, 1999, and the contingency plan phase of the Plan is scheduled to be completed by September 30, 1999. Alliance's assessment of the readiness of third parties whose IT systems might have an impact on Alliance's business has thus far not indicated any material problems.

     With regard to Alliance's Non IT systems, the Company believes that most of these systems can be brought into compliance on schedule. Alliance's assessment of third party readiness is not yet completed. Because the potential problem with Non IT systems involves embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Company is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

     Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, Alliance's preliminary estimate is that such costs will not be material. To date, the Company has determined that its IT systems are either compliant or can be made compliant for less than $50,000. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan would not differ materially from the estimated costs.

     Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to Alliance's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect Alliance's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Alliance's results of operations, cash flow or financial condition. Although the Company is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk in its third party relationships is in connection with the transporting and marketing of the oil and gas produced by the Company. The Company is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although the purchasers and pipelines will not guaranty their state of readiness, the responses received to date have indicated no material problems. The Company believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months. Alliance's Year 2000 Plan is expected to significantly reduce Alliance's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by Alliance's development of contingency plans.

     Cautionary Statement Regarding Forward-Looking Statements. In addition, the dates for completion of the phases of the Year 2000 Plan are based on Alliance's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.



Item 3.  Quantitative and Qualitative Analysis on Market Risk
         ----------------------------------------------------

     The Company's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. The Company's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt, and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps, collars and participating commodity hedges. By hedging only a portion of its market risk exposures, the Company is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

     Historically, the Company has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, the Company's deliverable volumes. The Company attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

     The Company does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. The Company's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose the Company to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction.

     Personnel who have appropriate skills, experience and supervision carry out all derivative activity. The personnel involved in derivative activity must follow prescribed trading limits and parameters that are regularly reviewed by senior management. The Company uses only well-known, conventional derivative instruments and attempts to manage its credit risk by entering into financial contracts with reputable financial institutions.

     Following are disclosures regarding the Company's market risk sensitive instruments by major category. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future interest rate and commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in interest rates and oil and natural gas prices.

     Interest Rate Risks (non-trading) - the Company uses both fixed and variable rate debts to partially finance operations and capital expenditures.
As of January 31, 1999, the Company's debt consists of $36.4 million in borrowings under its Credit Agreement which bears interest at a variable rate, and $10 million in borrowings under its 10% Senior Subordinated Notes which bear interest at a fixed rate. The Company hedges a portion of the risk associated with its variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, the Company makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce the Company's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate, which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $727,840 during 1999, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $255,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for 1999. A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair value of $0 in the Company's Senior Subordinated Notes from their fair value at January 31, 1999.

     Commodity Price Risk (non trading) - The Company hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of collars and participating hedges. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of May 13, 1999, the Company had entered into derivative commodity hedges covering an aggregate of 67,333 barrels of oil and 640,000 MMbtu's of gas that extend through October 1999. Under these contracts, the Company sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the price in effect as of January 31, 1999, would cause a loss in income and cash flows of $450,438 during 1999, assuming that oil and gas production remain at current levels. This loss in income and cash flows would be offset by a $201,999 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect.

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

    Alliance Resources PLC



         /s/Michael E. Humphries
        ---------------------------
    Michael E. Humphries, Finance Director

Date:  May 25, 1999