Form 10-K405
period 1999-04-30
ALLIANCE RESOURCES PLC
filed 1999-08-13
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED APRIL 30, 1999
                                      OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____TO______

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

                            Ordinary Shares 1p each
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates as of August 9, 1999 was approximately $3,858,330.

     On August 9, 1999, there were 47,487,142 shares of the Registrant's ordinary shares outstanding and 10,000,000 shares outstanding of the Registrant's convertible restricted voting stock.

                    Documents Incorporated by the Reference
                                     NONE

                            ALLIANCE RESOURCES PLC

                                   FORM 10-K
                       FISCAL YEAR ENDED APRIL 30, 1999
                       --------------------------------
                               TABLE OF CONTENTS

                                    PART I

Item 1.    Business...........................................................................................     1
Item 2.    Properties.........................................................................................     3
Item 3.    Legal Proceedings..................................................................................     9
Item 4.    Submission of Matters to a Vote of Security Holders................................................    10

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............................    11
Item 6.    Selected Financial Data............................................................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................................    14
Item 8.    Financial Statements and Supplementary Data........................................................    23
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................................................    23

PART III

Item 10.   Directors and Executive Officers of the Registrant.................................................    23
Item 11.   Executive Compensation.............................................................................    24
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................................    27
Item 13.   Certain Relationship and Related Transactions......................................................    29

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................    29

Signatures....................................................................................................    31

Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgement of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filing with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated, or predicted.

                                    PART I

ITEM 1.  BUSINESS

     Alliance Resources PLC (the "Company" or "Alliance") is organized as a public limited company under the laws of England and Wales. Alliance is a London-based holding company of a group ("the Group") whose principal activities are the acquisition, exploration, development and production of oil and gas properties.

     All financial data (and, consequently, all oil and gas reserve information, descriptions of properties and business and all information associated with financial or reserve information ) prior to the Company's merger with LaTex Resources, Inc. ("LaTex") on May 1, 1997, described below, has been restated to reflect LaTex as the predecessor company to the Company. For financial, reserve and associated information concerning Alliance prior to its May 1, 1997 merger with LaTex, reference should be made to the Company's Registration Statement on Form F-4 (which was filed in its final form with the Securities Exchange Commission on April 9, 1997 and which contains information regarding Alliance through January 31, 1997) and to the Company's filing on Form 20-F (which was filed in its final form with the Securities and Exchange Commission on June 18, 1998).

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

     Alliance was incorporated and registered under the laws of England and Wales on August 20, 1990. Alliance's corporate headquarters are at 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

RECENT DEVELOPMENTS

     On October 30, 1998, Alliance completed its acquisition (the
"Acquisition") of Difco Limited ("Difco"). Alliance acquired all of the capital stock of Difco and, indirectly a contract to acquire 10% of Burlington Resources (Irish Sea) Limited's ("Burlington") interest in the East Irish Sea Properties ("U.K. Interests"). The Difco shareholders received approximately 8.7% of the outstanding shares of the Company and could receive up to 29.6% of the outstanding shares of the Company based upon the production from, or reserves attributable to, the U.K. Interests.

     The Company acquired, through Difco, 10% of Burlington's interest in the East Irish Sea Properties for cash consideration of approximately $17,800,000. In addition, the Company issued to one of its lenders 15,000,000 ordinary shares and loan notes with a face value of $9,750,000 for a total consideration of $10,000,000 and 545,454 ordinary shares in payment of a fee of $292,000. The Company paid another lender a cash fee of $700,000 and granted the lender warrants to purchase 3,275,000 ordinary shares at a price of 1p per share and an overriding royalty interest in the U.K. Interests of 0.3% beginning January 1, 2001. The overriding royalty interest will entitle the lender to receive a payment equal to the specified percentage of the net revenues generated by the U.K. Interests. The overriding royalty interest would have the effect of reducing the Company's revenues from the U.K. Interests. The Company also issued to its financial advisors 615,385 ordinary shares in payment of a fee of $330,000.

     On April 23, 1999, the Company announced the successful drilling and testing of the 110/2b - R1 well. The well was the first to be drilled on the Company's recently acquired East Irish Sea assets and is located in the Dalton Field. The well was spudded on February 26, 1999, drilled to 4,222 feet, and suspended on April 12, 1999. Log analysis estimates 605 feet of gross gas column to be present in the well. Production testing from gross perforations between 3,395 - 3,700 feet achieved flow rates up to 78 MMCFG/D at 730 psig flowing tubing pressure.

     Also, on April 23, 1999 the Company announced that it had recommended its recompletion program on its U.S. properties, yielding early success. Notably, the Ernest Roberts No. 1 Gas Unit in Hinds County, Mississippi was recompleted in March 1999. The well is currently producing at a rate of 1,626 MCFG/D with 35 BOPD. In addition, the Millie 2-20 well located in Dewey County, Oklahoma, was recompleted in February, 1999 and is currently producing 560 MCFG/D and 2 BOPD.

     On July 23, 1999 the Company announced that the Dalton R2 well has been successfully reentered and recompleted. The R2 well tested at a maximum flow rate of approximately 54 MMSCF/D on a 120/64 inch choke at 772 psig flowing tubing pressure. In the East Millom Field, the Millom Q1 well has been successfully reentered and recompleted. The Q1 well tested at a maximum flow rate of 18 MMSCF/D on a 68/64 inch choke at 725 psig flowing tubing pressure. The Dalton R1, R2 and Millom Q1 wells are in the process of being tied back to the North Morecambe Bay Platform. First production is anticipated in August, 1999.

     Effective July 30, 1999, the Company and its principal lender agreed to amend the terms of its credit agreement to allow for additional immediate borrowings of $5,000,000, to defer the date of the borrowing base redetermination from July 31, 1999 to December 31, 1999, and to defer the repayment date of a portion of the indebtedness from January 31, 2001 to July 31, 2001.

     American Rivers Oil Company ("AROC") and Alliance announced that on July 22, 1999, they entered into a preliminary agreement, under which subject to the satisfaction of certain of various pre-conditions a new subsidiary of AROC would make a share for share offer for Alliance. The principal conditions to the making of the offer are the filing of a registration statement with the Securities and Exchange Commission and due diligence conducted by both parties. If the share offer is completed, it is expected that the shares of the new company will be quoted on the U.S. OTC Bulletin Board and will not be listed on the London Stock Exchange. If the transaction is completed and all the Alliance shareholders accept the offer, the shareholders of Alliance would hold 98% and the shareholders of AROC would hold 2% of the enlarged group.

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

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

     Oil and gas production is subject to regulation under many international and U.S. Federal and State statutes, rules, orders and regulation. Permits for drilling, reworking and recompletion operations, drilling bonds and reports concerning operations are required. Most jurisdictions have regulations governing conservation matters, establishing maximum rates of production and the regulation of the spacing, plugging and abandonment of wells.

     Environmental laws and regulations may affect the Company's operations and costs. In particular, production and saltwater disposal operations and use of facilities from treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulations. Environmental regulations are subject to frequent change and the Company cannot predict ongoing costs of compliance or the future impact of such regulations on operations.

OPERATIONS HAZARDS AND INSURANCE

     The operations of the Company are subject to all risks inherent in the exploration for and production of oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, formation, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risks but, in accordance with standard industry practice, the Company is not fully insured for all risks, either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

EMPLOYEES

     At April 30, 1999, Alliance had 15 management and administrative employees and 9 technical and operating employees, none of whom belonged to a union. The employees include 15 people located in its Tulsa, Oklahoma office, 8 people in the Tensaw, Alabama office who conduct lease operations in the Company's South Carlton Field, and 1 field person in Louisiana. The Company's other field activities are accomplished through independent contractors. The Company believes its relations with its employees and contractors are excellent.

MARKETING

     Alliance's production is primarily from developed fields close to major pipelines or refineries and established infrastructure. As a result, Alliance has not experienced any difficulty in finding a market for its product as it becomes available or in transporting its product to those markets.

Oil Marketing

     Alliance markets its oil to a variety of purchasers, most of which are large, established companies. The oil is generally sold under short-term contracts with the sales price based on an applicable posted price, plus a negotiated premium. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead.

Gas Marketing

     Virtually all of Alliance's gas production is close to existing pipelines and, consequently, Alliance generally has a variety of options to market its gas. Alliance sells the majority of its gas on the spot market, with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the applicable index.

ITEM 2.  PROPERTIES

PRODUCTION

     Alliance owns producing properties located in 10 states in the U.S., with proved reserves located primarily in the states of Alabama, Louisiana, Mississippi, Oklahoma, and Texas. Alliance continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable oil and gas properties or areas of operation that are not consistent with its operating philosophy.

     Alliance operates 144 producing wells (119.6 net) in these areas and also owns non-operated interests in a further 122 active producing wells and units (21.9 net). These properties produced at a gross average rate of 4,300.9 Bbls of oil per day and 59,749.8 Mcf of gas per day (802.6 BBls of oil per day and 4,353.2 Mcf of gas per day net to the Company's interest) for the year ended April 30, 1999. Oil and gas sales from Alliance's producing oil and gas properties accounted for substantially all of Alliance's revenues for the year ended April 30, 1999.

     The following summarizes Alliance's principal areas of oil and gas production activity as of April 30, 1999.

     South Carlton Field, Alabama.  The South Carlton Field is located in
Clarke and Baldwin Counties in southwest Alabama, approximately 50 miles north of Mobile, Alabama. The field is situated on the Alabama River, and all crude oil produced is exported from the field by barge. Alliance operates 56 active producing oil wells and three saltwater disposal wells. Production is from the Massive and Pilot Sands of the Tuscaloosa Formation at a depth of approximately 6,000 ft. The field produced at a gross average daily rate of 301.8 Bbls of oil per day (249.6 Bbls of oil per day net to the Company's interest) for the duration of the year ended April 30, 1999. Production from the field was allowed to fall during the course of 1998 in order to minimize the impact of low oil prices on the overall profitability of operations and reached a gross average daily low of 206 Bbls of oil per day in the month of December 1998. Workover activities which were kept to a minimum in 1998 were stepped up in early 1999, and many temporarily shut-in wells were returned to production. The field is now producing consistently at gross daily rates in excess of 400 Bbls of oil per day and in July 1999 again reached gross production levels of over 500 Bbls of oil per day.

     Additional infill drilling has been identified in the field, and the Company believes that the application of horizontal drilling techniques has the potential to significantly improve recovery per well in view of the heavy gravity of the oil (12-14/0/ API). Alliance's working interest in this field is 100%. Net proved reserves to Alliance as of April 30, 1999 were 5,864.6 MBbls of oil.

     Bolton Field, Mississippi.  The Bolton Field is located in Hinds
County, Mississippi and approximately 18 miles west of Jackson, Mississippi. Alliance operates 1 active producing well in this field, the Ernest Roberts #1 Gas Unit. Production is from the Cotton Valley Sands at a depth of over 15,500 ft. This property produced at a gross average daily rate of 527 Mcf of gas per day and 14.2 Bbls of oil per day (372.1 Mcf of gas per day and 10.1 Bbls of oil per day net to the Company's interest) for the duration of the year ended April 30, 1999.

     The well was recompleted in March 1999 in several Cotton Valley Sands at depths of between 15,590 and 15,916 ft. The well is currently producing at a stabilized gross rate of approximately 1,620 Mcf of gas per day and 40 Bbls of oil per day. Alliance's working interest in this field is currently 91%. Additional proved behind pipe potential has been identified in the well and net proved reserves to Alliance as of April 30, 1999 were 3,619 MMcf of gas and
132.3 MBbls of oil.

     Black Warrior Basin, Mississippi and Alabama. Alliance owns operated and non-operated working interests in 51 wells (38 operated and 13 non-operated) in Lamar, Fayette and Pickens Counties, Alabama and Lee and Chickasaw Counties, Mississippi. Production from these wells and units is from multiple sandstones of Mississippian (Carter, Lewis and Millerella) and Pennsylvanian (Benton and Coats) age at depths of 1,900 to 4,600 ft. These properties produced at a gross average daily rate of 4,046.8 Mcf of gas per day and 318.4 Bbls of oil per day (1,450.5 Mcf of gas per day and 11.8 Bbls of oil per day net to the Company's interest) for the duration of the year ended April 30, 1999. Alliance's working interest in these properties varies from between 1.8% to 100%. Significant proved behind pipe reserves have been identified in the properties and the majority are scheduled for recompletion over the next few years with the potential to add significantly to net cash flow. Net proved reserves to Alliance as of April 30, 1999 were 14.2 MBbls of oil and 9,698.4 MMcf of gas.

     War-Wink South/East Quito Fields, Texas. Alliance owns non-operated working interests in 41 active wells operated by Texaco and Chevron in the War-Wink South and East Quito Fields in Ward County, Texas. These fields currently produce from multiple reservoirs in the Fusselman dolomite (Middle Silurian), Atoka limestone (Middle Pennsylvanian), and the Wolfcamp and Cherry Canyon (Lower and Middle Permian) Sands at depths of 6,200 feet to 17,500 feet. These properties produced at a gross average daily rate of 9,253.7 Mcf of gas per day and 548.6 Bbls of oil per day (753.8 Mcf of gas per day and 46.1 Bbls of oil per day net to the Company's interest) for the duration of the year ended April 30, 1999. The University 10-18-1U well which was completed in the Fusselman dolomite produced at a gross average daily rate of 6,175 Mcf of gas per day throughout the year. This amounts to approximately 67% of the gross gas produced from the properties in which Alliance has an interest in these fields. A number of proved undeveloped drilling locations have been identified on these properties. Net proved reserves to Alliance as of April 30, 1999 were 94.7 MBbls of oil and 1,697.2 MMcf of gas.

     Jefferson Island Field, Louisiana. The Jefferson Island field is located approximately 12 miles southwest of the town of New Iberia in Iberia Parish, Louisiana. Alliance has a working interest in a 525-acre lease on the south side of Lake Peigner, which is currently being maintained by production from the Will Drill Resources (Texaco) JISMC #4 well. This well is now owned by Continental Resources Limited ("Continental"). Production intervals are known to exist in the Siphoni Davisi and Discorbis B sandstone reservoirs at depths of approximately 8,000 to 9,000 ft. The reservoir traps are combination structural-stratigraphic traps in a piercement salt dome setting. However, Alliance has not yet established production from the property. A number of proved undeveloped drilling locations have been identified on the property and the Company's working interest in this property is currently 100%. Net proved reserves to Alliance as of April 30, 1999 were 431.7 MBbls of oil and 1,230.2 Mcf of gas.

     The Company entered into a farm-out agreement with Continental on this property, whereby Continental, at its sole risk and expense, has conducted a 3D seismic survey and is to drill and complete two wells on the lease to earn a two-thirds working interest. Continental completed the 3-D seismic survey in late 1998 and spudded the first well under the farm-out agreement in June 1999. This well was drilled to a total depth of approximately 10,000 ft. and several potentially productive pay zones were identified on electric logs in Siphoni Davisi Sands at depths of 8,500 to 9,000 ft. Continental is currently attempting to complete the well in the lowermost potentially productive sand at a depth of approximately 9,000 ft.

     Tinsley Field, Mississippi.  The Tinsley Field is located in Yazoo
County, Mississippi, and approximately 34 miles northwest of the town of Jackson, Mississippi. Alliance operates 5 active producing wells and 2 saltwater disposal wells. Production is from upper Cretaceous age Eutaw Sands at depths of around 4,500 ft. This property produced at a gross average daily rate of 55.4 Bbls of oil per day (45.4 Bbls of oil per day net to the Company's interest) for the duration of the year ended April 30, 1999. The Company has a working interest in the property of 100%. One proved undeveloped drilling location has been identified on the property. Net proved reserves to Alliance as of April 30, 1999 were 360.3 MBbls of oil.

     South Elton Field, Louisiana. The South Elton Field is located approximately 19 miles north of the town of Jennings in Jefferson Davis Parish, Louisiana. Alliance operates 4 active producing oil and gas wells and 2 saltwater disposal wells. Production is primarily from the Oligocene age sands of the Homeseekers D Formation at a depth of approximately 9,000 ft. This property produced at a gross average daily rate of 140 Bbls of oil per day and
76.7 Mcf of gas per day (99.0 Bbls of oil per day and 45.6 Mcf of gas per day net to the Company's interest) for the duration of the year ended April 30, 1999. The Company has a working interest in the property of between 65.3% and 99.6%. Another operator is currently acquiring a 3-D seismic survey over the area and Alliance will receive copies of the data acquired over its property within two months of completion of processing of the data. One proved undeveloped drilling location has been identified on the property. Net proved reserves to Alliance as of April 30, 1999 were 259.8 MBbls of oil and 86.4 Mcf of gas.

     Perkins Field, Louisiana.  The Perkins Field is located approximately
4 miles south of the town of De Quincy in Calcasieu Parish, Louisiana. Alliance operates 7 active producing wells and 1 saltwater disposal well. Production is from various Miocene age sands at depths of 5,000 to 7,500 ft. The property produced at a gross average daily rate of 75.1 Bbls of oil per day (58.6 Bbls of oil per day net to the Company's interest) for the duration of the year ended April 30, 1999. The Company has a working interest in the property of 100%.
Net proved reserves to Alliance as of April 30, 1999 were 221.7 MBbls of oil.

     In addition to these properties, the Company has other producing oil and gas properties located in Alabama, Arkansas, Colorado, Kansas, Louisiana, Michigan, Mississippi, Montana, Oklahoma and Texas. These properties produced at a gross daily rate of 2,847.4 Bbls of oil per day and 45,845.7 Mcf of gas per day (281.9 Bbls of oil per day and 1,731.1 Mcf of gas per day net to the Company's interest) for the duration of the year ended April 30, 1999. Net proved reserves to Alliance, as of April 30, 1999, from these other properties were 1,328.0 MBbls of oil and 6,520.2 Mcf of gas.

RESERVES

     Lee Keeling and Associates, Inc. ("LKA"), Alliance's independent petroleum engineering consulting firm, has made estimates of Alliance's oil and gas reserves at April 30, 1999. LKA's report covers the estimated present value of future net cash flows before income taxes (discounted at 10%) attributable to Alliance's estimated future net cash flows therefrom.

     The quantities of Alliance's proved reserves of oil and natural gas presented below include only those amounts which Alliance reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of Alliance's proved developed reserves. Alliance's proved undeveloped reserves include only those quantities which Alliance reasonably expects to recover from the drilling of new wells based on geological evidence from offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspective than the risks of recovering proved developed reserves.

     As required by the Securities and Exchange Commission, the estimates of net proved reserves and proved developed reserves and the estimated future net revenues from such reserves set forth below, have been made in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Estimated future net cash flows from proved reserves are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the report. The estimated future production is priced at current prices at the date of the report. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on cost levels at the date of the report. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. The discounted value was computed by discounting future net revenues at 10% per annum, without deduction for income taxes.

     The following table sets forth estimates of the proved oil and natural gas reserves of Alliance at April 30, 1999, as evaluated by LKA.

                                           Oil (MBbls)                                         Gas (Mmcf)
                           -------------------------------------------       ----------------------------------------------
                            Developed      Undeveloped        Total            Developed       Undeveloped         Total
                           ------------  ----------------  -----------       -------------  ------------------  -----------
     U.S. Reserves
     -------------
     Alabama                    3,855             2,030        5,885               6,429                   -        6,429
     Louisiana                    753               520        1,273                 766               2,458        3,224
     Mississippi                  487               144          631               7,228                   -        7,228
     Oklahoma                      61                 -           61               2,373                 548        2,921
     Texas                        406                13          419               2,463                  83        2,546
     Other                        439                 -          439                 260                 243          503
                                -----             -----        -----              ------               -----       ------
     Total                      6,001             2,707        8,708              19,519               3,332       22,851
                                =====             =====        =====              ======               =====       ======



                                           Oil (MBbls)                                         Gas (Mmcf)
                         ---------------------------------------------     ------------------------------------------------
                            Developed      Undeveloped        Total            Developed       Undeveloped         Total
                           ------------  ----------------  -----------       -------------  ------------------  -----------
     U.K. Reserves
     -------------
     Dalton Sweet
        Field                       -                -            -                    -             9,733         9,733
                           ============  ================  ===========       =============    ===============   ==========

The following table sets forth amounts as of April 30, 1999 determined in accordance with the requirements of the applicable accounting standards pertaining to the estimated future net cash flows from production and sale of the proved reserves attributable to Alliance's oil and gas properties before income taxes and the present value thereof. Nymex benchmark prices used in determining the future U.S. net cash flow estimates at April 30, 1999 were $18.66 per barrel for oil and $2.35 per MMBtu for gas. A delivery price of 9.05 pence per therm, equivalent to $1.54 per MMBtu for gas was used in determining the future U.K. net cash flow estimates at April 30, 1999.

                                                                   Proved            Proved            Total
                                                                  Developed        Undeveloped         Proved
                                                                   Reserves          Reserves         Reserves
                                                                -------------     -------------     -------------
                                                                                  (in thousands)
     U.S. Reserves
     -------------
     Estimated future net cash flows from proved
        reserves before income taxes                             $   68,142         $   25,042        $   93,184
                                                                 ==========         ==========        ==========
     Present value of estimated future net cash flows
        from proved reserves before income taxes
        (discounted at 10%)                                      $   32,224         $   11,615        $   43,838
                                                                 ==========         ==========        ==========
     Standardized Measure                                        $   25,781         $    9,088        $   34,869
                                                                 ==========         ==========        ==========


     U.K. Reserves
     -------------
     Estimated future net cash flows from proved
        reserves before income taxes                             $        -         $    3,926        $    3,926
                                                                 ==========         ==========        ==========
     Present value of estimated future net cash flows
        from proved reserves before income taxes
        (discounted at 10%)                                      $        -         $    2,794        $    2,794
                                                                 ==========         ==========        ==========
     Standardized Measure                                        $        -         $    2,794        $    2,794
                                                                 ==========         ==========        ==========

     The estimation of oil and gas reserves is a complex and subjective process which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Assumptions have to be made regarding the timing of future production and the timing and amount of future development and production costs. The calculations assume that economic conditions existing at the end of the reporting period will continue. Other, but equally valid, assumptions might lead to a significantly different final result. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate presented herein should not be construed as being exact. Any reserve estimate depends in part on the quality of available data, engineering and geologic interpretation, and thus represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of such estimate. The information provided, therefore, does not represent management's estimate of Alliance's expected future cash flows or value of proved reserves.

     Alliance has filed estimates of proved reserves with the London Stock Exchange. These estimates do not differ materially from those contained in this document.

     For further information on reserves, costs relating to oil and gas activities, and results of operations from producing activities, see Note 17 to the Consolidated Financial Statements--Supplementary Financial Information for Oil and Gas Producing Activities incorporated by reference herein.

     The following table sets forth Alliance's producing wells at April 30, 1999.

                                                             Productive Wells
                                 Oil                              Gas                              Total
                        ---------------------            ----------------------           -----------------------
                        Gross            Net             Gross             Net            Gross              Net
                        -----           -----            -----            -----           -----             -----

     U.S.                 148           100.1              118             41.3             266             141.4
                          ---           -----              ---             ----             ---             -----
     U.K.                   -               -                2              0.2               2               0.2
                          ---           -----              ---             ----             ---             -----
     Total                148           100.1              120             41.5             268             141.6
                          ===           =====              ===             ====             ===             =====


     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, 12 had multiple completions.

Developed and Undeveloped Acreage

     The following table sets forth the developed and undeveloped leasehold acreage held by Alliance at April 30, 1999. Developed acres are acres that are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Alliance has a working interest. Net acres are the sum of Alliance's fractional interests owned in the gross acres.

     States in which Alliance held developed and undeveloped acreage at April 30, 1999 include Alabama, Arkansas, Colorado, Kansas, Louisiana, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming.

                                                                            Gross          Net
                                                                          ---------      --------
     U.S.
     ----
     Developed acreage.........................................            27,011.9      20,102.7
     Undeveloped acreage.......................................            10,956.6       8,428.5
                                                                          ---------      --------
     Total.....................................................            37,968.5      28,531.2
                                                                          =========      ========

                                                                             Gross          Net
                                                                          ---------      --------
     U.K.
     ----
     Developed acreage.........................................             1,462.0         146.2
     Undeveloped acreage.......................................           206,658.0      20,665.8
                                                                          ---------      --------
     Total.....................................................           208,120.0      20,812.0
                                                                          =========      ========


PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth information with respect to sales of production and average unit prices and costs for the periods indicated.

                                                                                           Nine months
                                                            Year ended April 30          ended  April 30,
                                                         -------------------------       ---------------
                                                           1999 (2)        1998               1997
                                                         ----------     ----------       ---------------

     Production:
         Gas (Mmcf)                                           1,402          1,689                 1,640
         Oil (MBbls)                                            278            396                   190

     Average sales prices (1)
         Gas (per Mcf)                                     $   1.79       $   2.36              $   1.70
         Oil (per Bbl)                                     $  13.20       $  15.75              $  15.34

     Average production costs per BOE (3)                  $   6.05       $   8.13              $   6.77


(1) After giving effect to the impact of Alliance's price hedging arrangements with Alliance's principal bank. Without such hedging arrangements, the average sales prices for the years ended April 30, 1999 and 1998 would have been $10.11 and $15.14 for oil and $1.92 and $2.34 for gas, respectively, and $19.15 for oil and $2.40 for gas for the nine months ended April 30, 1997.

(2) No figures are included for U.K. production activities since first production is not anticipated until mid-August 1999.

(3) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, lease overhead, maintenance and repair, labor and utilities.

(4)  DRILLING ACTIVITY

     During the periods indicated, Alliance drilled or participated in the drilling of the following exploratory and development wells. The information excludes wells in which Alliance has only an overriding interest.

                                         Year ended April 30                  Nine months ended April 30
                          -------------------------------------------------  ----------------------------
                                     1999                     1998                      1997
                          --------------------------  ---------------------  ----------------------------
                             Gross          Net         Gross       Net          Gross          Net
                          -----------  -------------  ---------  ----------  -------------   ------------
U.S.
------
   Exploratory:
        Productive                  -              -          -           -              -            -
        Non-Productive              -              -          1        0.10              -            -
                          -----------  -------------  ---------  ----------  -------------  -----------
           Total                    -              -          1        0.10              -            -
                          ===========  =============  =========  ==========  =============  ===========

   Development:
        Productive                  -              -          7        0.53              2          .20
        Non-Productive              -              -          -           -              -            -
                          -----------  -------------  ---------  ----------  -------------  -----------
           Total                    -              -          7        0.53              2          .20
                          ===========  =============  =========  ==========  =============  ===========

   Total:
        Productive                  -              -          8        0.53              2          .20
        Non-Productive              -              -          1        0.10              -            -
                          -----------  -------------  ---------  ----------  -------------  -----------
           Total                    -              -          9        0.63              2          .20
                          ===========  =============  =========  ==========  =============  ===========
U.K.
------
    Development:
        Productive                  1            0.1          -           -              -            -
        Non-Productive              -            0.0          -           -              -            -
                          -----------  -------------  ---------  ----------  -------------  -----------
           Total                    1            0.1          -           -              -            -
                          ===========  =============  =========  ==========  =============  ===========

At April 30, 1999, Alliance was not participating in the drilling of any oil and gas wells.

All of Alliance's drilling activities are conducted with independent contractors. Alliance owns no drilling equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 30, 1998, Alliance held an Extraordinary General Meeting in which it adopted resolutions approving the following items:

     (a) the acquisition by Alliance of all of the issued share capital of Difco Limited ("Difco") in exchange for 10 million newly created convertible restricted voting shares of 1p each (the "Convertible Restricted Voting Shares") and a contingent right to receive additional shares, subject to the sales of production actually achieved from the U.K. Interests (as defined below);

     (b) the acquisition through Difco of an undivided ten percent (10%) of the interest of Burlington Resources (Irish Sea) Limited in and to 13 blocks in the East Irish Sea and Liverpool Bay areas off the West Coast of the United Kingdom (the "U.K. Interests") for a cash consideration of approximately $17.8 million;

     (c) the creation of the Convertible Restricted Voting Shares and the allotment of the Convertible Restricted Voting Shares and the additional shares issuable under the terms of the acquisition agreement between Alliance and the Difco shareholders;

     (d) the allotment of certain ordinary shares and warrants to the lenders of Alliance and the allotment of equity securities in other specified instances;

     (e)   the increase of the borrowing powers of the Directors;

     (f)   a reduction in the par value of the ordinary shares of the Company;

     (g) the adoption of certain amendments to the Articles of Association of the Company; and

     (h)   other matters relating to the foregoing.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MARKET INFORMATION AND DIVIDENDS

     The Company's Ordinary Shares are traded on the London Stock Exchange under the symbol "ARS."

     The following table sets forth in pounds, for the calendar quarter indicated, the high and low sales prices for the Alliance Shares on the London Stock Exchange (in pence) for the periods indicated derived from the official list of the London Stock Exchange. Bid quotations represent quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                    Prices
                                                            Alliance Ordinary Shares
                                                          ----------------------------
                                                               High          Low

        Fiscal year ended April 30, 1998
           First Quarter                                         60          23.5
           Second Quarter                                      35.5            25
           Third Quarter                                       29.5            23
           Fourth Quarter                                      32.5            21

        Fiscal year ended April 30, 1999
           First Quarter                                       32.5          32.5
           Second Quarter                                      32.5          32.5
           Third Quarter                                         19             8
           Fourth Quarter                                         8           4.5


     As of April 30, 1999, the approximate number of record holders of the Alliance Ordinary Shares was 2,300.

     Quotations for shares listed on the London Stock Exchange are not generally readily available in newspapers or other publication in the United States, but are available in the daily U.S. edition of the Financial Times. However, investors may place orders for the purchase or sale of shares traded on the London Stock Exchange through most licensed broker dealers in the United States. Under current U.K. law, the transfer of Alliance Shares will generally give rise to a liability to U.K. stamp duty, normally at the rate of 50p for every (Pounds)100 (or part thereof) of the actual consideration paid.

     Alliance has not paid any cash dividends on the Alliance Shares for at lease the last two complete fiscal years. In addition, Alliance is now restricted from paying dividends under the Company's credit agreement with the Bank of America.

EXCHANGE RATES

     The table below sets forth, for the periods and dates indicated, certain information regarding the US dollar/pound sterling exchange rate, based on the Noon Buying Rate, expressed in US dollars per (Pounds)1.00.

        Calendar Year              Period End             Average Rate              High                Low
        -------------             ------------            ------------           ----------          ---------
           1996                              1.71                      1.56               1.72               1.49
           1997                              1.64                      1.64               1.70               1.58
           1998                              1.66                      1.66               1.71               1.61
           1999 (1)                          1.61                      1.63               1.66               1.59

     (1) 1999 exchange rates are for the period from January 1, 1999 to April 30, 1999 only.

ITEM 6.  SELECTED FINANCIAL DATA

     On May 1, 1997, Alliance completed its acquisition of LaTex. The acquisition resulted in the issuance of 21,448,747 shares to the former shareholders of LaTex compared to the 8,103,816 shares then outstanding. As a result, the former LaTex shareholders had a controlling interest in the combined group and so for accounting and financial reporting purposes, LaTex is treated as having acquired Alliance ("Reverse Acquisition"). The historical financial information for all financial periods to April 30, 1997 reflect the results of operations and assets and liabilities of LaTex. LaTex's fiscal year end was July 31, whereas that of Alliance is April 30.

     On October 30, 1998, Alliance completed its acquisition of Difco and indirectly a contract to acquire an interest in the U.K. Interests. The results of operations and assets and liabilities of Difco have been included since the date of acquisition.

The selected financial information presented below should be read in conjunction with the Company's audited financial statements and the notes thereto included under Item 8 and Management's Discussion and Analysis of financial Condition and Results of Operations at item 7.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
        (in thousands, except per share amounts and average sales data)

                                                                                  Nine months ended
                                                           Year ended April 30        April 30        Years ended July 31
Income Statement Data:                                      1999         1998            1997           1996       1995
                                                          --------     --------        --------       --------    --------
      Revenues:
         Oil and gas sales                                $  6,234     $ 10,210        $  5,699       $ 11,980    $  8,586
         Crude oil and gas marketing                            --           --             146            540       1,223
                                                          --------     --------        --------       --------    --------
            Total revenues                                   6,234       10,210           5,845         12,520       9,809
                                                          --------     --------        --------       --------    --------

      Operating expenses:
         Lease operating expense                             3,096        5,506           3,117          5,472       4,643
         Cost of crude oil and gas marketing                    --           --              16            133         744
         Cessation of overseas exploration (1)                  --           --              --          3,447          --
         General and administrative                          3,486        3,364           3,481          2,893       2,736
         Depreciation, depletion and amortization            1,671        2,598           1,542          3,511       3,364
         Impairment of oil and gas properties               28,260           --              --             --          --
         Loss on termination of derivative contract (2)         --        1,128              --             --          --
                                                          --------     --------        --------       --------    --------
            Total operating expenses                        36,513       12,596           8,156         15,456      11,487
                                                          --------     --------        --------       --------    --------
           Loss from operations                            (30,279)      (2,386)         (2,311)        (2,936)     (1,678)
                                                          --------     --------        --------       --------    --------

      Other income(expense):
         Equity in losses and write-offs of investments
            in affiliates                                       --           --             (20)        (4,034)       (235)
         Write-off deferred loan costs                        (870)          --              --             --          --
         Gain(loss) on sale of assets                           (9)          35              --             --          --
         Interest income                                        26           62              52            280          58
         Interest expense                                   (3,355)      (2,573)         (2,102)        (2,830)     (1,416)
         Miscellaneous income(expense) (3)                      23          133              (8)        (1,810)         --
                                                          --------     --------        --------       --------    --------
          Net loss before income taxes                     (34,464)      (4,729)         (4,389)       (11,330)     (3,271)
      Income tax expense                                        --           --              --             --         (35)
                                                          --------     --------        --------       --------    --------
          Net loss                                         (34,464)      (4,729)         (4,389)       (11,330)     (3,306)
      Preferred stock dividends                                 --           --             518            571         133
                                                          --------     --------        --------       --------    --------
            Net loss for ordinary shareholders            $(34,464)    $ (4,729)       $ (4,907)      $(11,901)   $ (3,439)
                                                          ========     ========        ========       ========    ========

      Income(loss) per share                              $  (0.82)    $  (0.15)       $  (0.30)      $  (0.77)   $  (0.22)
                                                          ========     ========        ========       ========    ========

      Weighted average shares outstanding (4)               41,936       31,126          16,585         15,508      15,317
                                                          ========     ========        ========       ========    ========

Balance Sheet Data (end of period):
      Total assets                                        $ 36,162     $ 34,760        $ 30,858       $ 36,493    $ 46,549
      Net property, plant and equipment                     30,355       29,808          26,708         29,473      36,336
      Working capital(deficit)                              (5,621)      (9,480)         (9,620)       (27,970)     (7,264)
      Long term debt                                        43,177       18,792          18,095             --      20,635
      Stockholders' equity (deficit)                       (16,637)       2,183              85          3,846      14,628

Reserve and Production Data:
      Production:
         Oil (MBbls)                                           278          396             190            405         359
         Gas (MMcf)                                          1,402        1,689           1,640          3,481       2,612
      Average sales prices:
         Oil (per Bbl)                                    $  13.20     $  15.75        $  15.34       $  15.24    $  12.86
         Gas (per Mcf)                                        1.79         2.36            1.70           1.67        1.48
      Proved reserves (end of period):
         Oil (MBbls)                                         8,708        6,494           6,581          6,353       5,432
         Gas (MMcf)                                         32,584       26,321          25,955         28,172      28,113
Present value of estimated future oil and gas net
      revenues before income taxes (discounted 10%)       $ 46,642     $ 48,600        $ 39,631       $ 53,499    $ 32,912
Standardized Measure                                      $ 37,663     $ 45,106        $ 35,368       $ 43,889    $ 28,802

1) During the year ended July 31, 1996, the Company ceased its overseas exploration activities in both Tunisia and Kazakhstan and wrote off its costs relating to these activities of $3,447.

2) On May 15, 1997, the existing commodity price hedging agreements were terminated through a buyout. On October 23, 1997, new commodity price hedging agreements were initiated. The loss relating to the buy-out, $1,128 has been recognized in its entirety in the year ended April 30, 1998.

3) The miscellaneous expenses in the year ended July 31, 1996 arose from litigation in connection with the sale in July 1993 of a subsidiary of the Company.

4) For periods ending on or before April 30, 1997, the weighted average number of shares outstanding has been based on the number of Alliance shares issued on May 1, 1997, which represent the number of LaTex shares outstanding in each of the relevant periods based on the exchange ratio in the acquisition of LaTex. The loss for each period is stated after deducting dividends on the LaTex preferred stock.


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

     The information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the Consolidated Financial Statements of Alliance included in this Form 10-K which are presented in accordance with U.S. GAAP.

     Unless otherwise indicated, the financial information in this Form 10-K has been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). U.S. GAAP differs in certain respects from generally accepted accounting principles in the U.K. ("U.K. GAAP"). As a result of the Company's listing on the London Stock Exchange, the Company is required to file reports with the London Stock Exchange prepared in accordance with U.K. GAAP.

RESULTS OF OPERATIONS

     The factors which most significantly affect results of operations are (i) the sale prices of crude oil and gas, (ii) the level of total sales volumes,
(iii) the level of lease operating expenses and (iv) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success in efforts to acquire oil and gas properties and in the ability to maintain or increase production from existing oil and gas properties through development activities.

     The following table reflects certain historical operating data for the periods presented.

                                                                                        Nine Months
                                                             Year ended April 30       ended April 30
                                                            ----------------------    ----------------
                                                               1999        1998             1997
                                                            ----------------------    ----------------
     Net sales volumes
           Oil (Mbbls)                                           278           396              190
           Natural gas (Mmcf)                                  1,402         1,689            1,640
           Oil equivalent (MBOE)                                 512           678              463

     Average sales prices
           Oil (per Bbl)                                      $13.20        $15.75           $15.34
           Natural gas (per Mcf)                              $ 1.79        $ 2.36           $ 1.70

     Operating expenses per BOE of net sales
           Lease operating                                    $ 5.41        $ 7.16           $ 5.55
           Severance tax                                      $ 0.64        $ 0.97           $ 1.22
           Depreciation, depletion and amortization           $ 3.27        $ 3.84           $ 3.33
           General and administrative                         $ 6.81        $ 4.97           $ 7.52
           Loss on termination of commodity
             derivative contract                              $    -        $ 1.67           $    -

YEAR ENDED APRIL 30, 1999 COMPARED TO THE YEAR ENDED APRIL 30, 1998

     Total revenues for the year ended April 30, 1999 were $6,234,477 compared to $10,209,881 for the year ended April 30, 1998. This 39% decrease in total revenue can be attributed to a 30% decrease in oil sales volumes (primarily at the South Carlton Alabama field), and a 17% decrease in natural gas sales volumes. A portion of the decreased sales volumes is due to the sale of non-operated, non-strategic properties. Additionally there was a 16% decrease in the average sales price received for oil, and a 24% decrease in the average sales price received for natural gas. Crude oil contributed 56% and natural gas contributed 44% of oil and gas production revenues during the year ended April 30, 1999. For the year ended April 30, 1998, crude oil contributed 61% and natural gas contributed 39% of oil and gas production revenues, respectively.

     Lease operating expenses decreased 44% to $3,096,468 for the year ended April 30, 1999, compared to $5,505,826 for the year ended April 30, 1998. The reduction in operating expenses is a result of a reduced property base, lower expenses in the Alabama operations, and the shutting-in of marginal operated wells. On an equivalent barrel basis, lease operating expenses decreased by $1.75 to $5.41 for the year ended April 30, 1999, compared to $7.16 for the year ended April 30, 1998.

     Depreciation, depletion and amortization expense decreased 36% from $2,598,066 for the year ended April 30, 1998 to $1,670,711 for the year ended April 30, 1999. This was due primarily to lower production volumes and reserve revisions resulting from price declines. On an equivalent barrel basis depreciation, depletion, and amortization decreased $0.57 to $3.27 for the year ended April 30, 1999, compared to $3.84 for the year ended April 30, 1998.

     Alliance limits, on a country-by-country basis, the net capitalized cost of proved oil and gas properties, to estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. Since the acquisition of the U.K. Interests on October 30, 1998, developments plans have become firmer, drilling and well re-entry and recompletion result on 3 wells have been reviewed and significant progress has been made on the development of the Dalton and Millom Fields. This additional information indicates that, while the aggregate reserves estimates at the time of acquisition are confirmed, the reserves are likely to be produced at a slower rate than originally anticipated and that development costs are likely to be in excess of those originally anticipated. These factors have led to an impairment in value of the U.K. Interests. The Company intends to sell a significant portion of its production from the U.K. Interests under a term contract which will achieve prices significantly greater than the spot price of gas at April 30, 1999 (9.05 pence per therm). The Directors are confident of achieving a price of between 13 and 15 pence per therm. (This is a forward-looking statement; refer to the Cautionary Statement Regarding Forward Looking Statements). However, as no contract is yet in place, the Group has utilized the spot price at April 30, 1999 in calculating the carrying cost limit resulting in an impairment charge of some $28 million. The charge has no impact on cash flows from operating activities.

     Interest costs for 1999 increased $780,981, or 25%, from 1998 primarily due to the revised credit facility put in place to fund the East Irish Sea acquisition and development. In 1999, Alliance wrote off $869,906 in deferred loan costs related to the Company's previous credit facility.

     General and administrative expenses for the year ended April 30, 1999 were $3,486,007 which represents an increase of 3.6% over the $3,363,885 incurred in the prior fiscal year. On an equivalent barrel basis general and administrative expenses rose by $1.84 to $6.81 for the year ended April 30, 1999 compared to $4.97 for the year ended April 30, 1998.

     The net loss for the year ended April 30, 1999 was $34,463,502 ($0.82 per ordinary share) compared to a net loss of $4,728,923 ($0.15 per ordinary share) for the year ended April 30, 1998.

YEAR ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997

     Total revenues from the Company's operations for the year ended April 30, 1998 were $10,209,881 compared to $5,844,871 for the nine months ended April 30, 1997. Revenues increased proportionately over the comparable period a year earlier due principally to the beneficial effect of higher realized gas and higher oil volumes, offset partially by the absence of marketing margins in the revenue category. The higher oil volumes were partially attributable to the inclusion of Alliance's sales volumes and additional volumes attributable to the acquisition of the BoA ORRI in the 1998 period following the LaTex Merger. Although sales volumes for the year ended April 30, 1998, were adversely affected by a continuing decline in volumes from the LaTex properties during the initial three months of the period, the remedial work program had a beneficial impact on volumes from the LaTex properties (discussed below). In addition, the inclusion of Alliance's sales volumes from the start of the current reporting period more than compensated for the initial decline in the LaTex properties.

     The Company concentrated its efforts immediately after the LaTex Merger on increasing production from eleven existing producing fields operated by LaTex in the states of Alabama, Mississippi, Oklahoma, Texas and Louisiana. Workover operations on these fields commenced in early May 1997 and comprised mainly returning shut-in wells to production. Gross production from these eleven fields was increased from an average of 244 BOE per day in April 1997 to an average of 980 BOE per day by October 1997. Most of the production increase came from remedial workover operations in the South Carlton field in Alabama. Gross production from this field alone increased from an average of 89 BOE per day in April 1997 to an average of 575 BOE per day in September 1997.

     Total operating expenses increased proportionately to $12,595,777 for the year ended April 30, 1998 compared to $8,155,557 for the nine months ended April 30, 1997. On May 15, 1997, the existing commodity price hedging arrangements were bought out with a loss of $1,128,000 recognized in its entirety in the year ended April 30, 1998 as a result of new agreements being initiated on October 23, 1997. Lease operating expenses increased to $5,505,826 for the year ended April 30, 1998 compared to $3,117,341 for the nine months ended April 30, 1997. The year ended April 30, 1998 was impacted by the remedial work program mentioned above and the inclusion of the Alliance properties partially offset by lower operating costs due to the sale of non-operated, non-strategic wells. Depreciation, depletion and amortization increased to $2,598,066 for the 1998 period compared to $1,541,415 due to higher volumes resulting from the inclusion of Alliance. General and administrative expenses decreased marginally from $3,481,003 during the nine months ended April 30, 1997 to $3,363,885 for the year ended April 30, 1998 primarily due to an employee stock award of $528,125 in the 1997 period.

     In addition to the marginal increase in the net operating loss to $2,385,896 for the year ended April 30, 1998 from $2,310,686 for the nine months ended April 30, 1997, there was also a proportionate decrease in other income/expense. This was the result of higher interest expense taking into account the additional quarterly payment.

     In summary, due to the above factors, the net loss for the ordinary shareholders for the year ended April 30, 1998 decreased to $4,728,923 ($0.15 per ordinary share) compared to a net loss of $4,906,946 ($0.30 per ordinary share) for the nine months ended April 30, 1997.

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

CASH FLOWS AND LIQUIDITY

     At April 30, 1999, Alliance reported current assets of $2,451,077 and current liabilities of $8,072,252, which resulted in a net current deficit of $5,621,175.

     For the year ended April 30, 1999 and April 30, 1998, Alliance's operating activities resulted in negative cash flow of $3,991,251 and $5,184,000, respectively. The Company had a positive cash flow of $2,098,566 for the nine months ended April 30, 1997.

     Investing activities of Alliance used $24,174,756 as compared to providing $3,084,970 in net cash flow for the years ended April 30, 1999 and April 30, 1998, respectively. The 1999 increase was a result of the acquisition of Difco and the U.K. Interests as well as the capital expenditures for oil and gas development activities.

     Financing activities provided $28,043,726 for the year ended April 30, 1999, compared to $2,434,660 for the year ended April 30, 1998. The increase was due primarily to the issuance of long-term debt of $45,464,123, the issuance of common stock for $6,360,000, the refinancing of long-term debt of $22,566,762 and the payment of loan acquisition costs of $1,213,635, all in connection with the Difco and U.K. Interests acquisitions.

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

     The Company continues to experience net losses and working capital deficits. These factors may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. The Company was not in compliance with certain covenants of its loan agreements at April 30, 1999, however, a waiver has been obtained for such violations. Agreement has been reached with the Company's principal lender to amend the terms of its credit agreement to allow for additional immediate borrowings of $5,000,000, to defer the date of the repayment of a portion of its indebtedness from January 31, 2001 to July 31, 2001 and to defer the date of the borrowing base redetermination from July 31, 1999 to December 31, 1999. The amendment does not change the scheduled repayment dates of other portions of its debt, the first payment of which is due July 31, 2000.

  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to continue to comply with the terms of its borrowing agreements, to obtain additional financing or refinancing as will be required and ultimately to attain profitability. Management believes it has a business plan that, if successfully executed, will achieve these objectives.

CAPITAL EXPENDITURES

  The timing of most of the Company's U.S. capital expenditures is discretionary. Currently, there are no material long-term commitments associated with the Company's U.S. capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses funds available under its credit facility and proceeds from the sale of oil and gas properties to fund capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary U.S. capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations.

  The timing of the Company's U.K. capital expenditures is determined annually by a budget prepared by Burlington and approved by Alliance. Currently, there are material commitments for the 2000 fiscal year. These commitments will be met by funds available under the Company's credit facility and internally generated cash flow.

  The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. As a result, the Company will continue its current policy of funding capital expenditures with funds available under its credit facility and internally generated cash flow. (This is a forward-looking statement; refer to the Cautionary Statement Regarding Forward Looking Statements).

FINANCING ARRANGEMENTS

  Alliance entered into a Credit Agreement (the "Alliance Credit Agreement") with the Bank of America effective May 1, 1997, amending and restating the Group's previous credit agreement. A portion of the borrowings under the Alliance Credit Agreement bore interest, payable monthly, at a rate equal to the higher of the Bank of America Reference Rate plus 1% and the Federal Funds Rate plus 1-1/4%. Another portion of the borrowings bore interest, payable monthly, at a rate equal to the London Interbank Offered Rate plus 2%. The rate at April 30, 1998 was 7.875%. Principal payments were scheduled to commence on October 31, 1998. The note was scheduled to mature on March 31, 2000. Amounts outstanding were secured by mortgages which cover the majority of the Group's oil and gas properties.

  In connection with the Difco Acquisition, the Company entered into agreements with Bank of America National Trust & Savings Association ("BoA"), Alliance's principal lender and EnCap Equity 1996 Limited Partnership and EnCap Capital Investment Company PLC (collectively "EnCap") providing up to $64,750,000 in debt, as follows:

                   BoA:
                      Tranche A                    $30,000,000
                      Tranche B                     20,000,000
                      Tranche C                      5,000,000
                                                   -----------
                                                    55,000,000
                   EnCap                             9,750,000
                                                   -----------
                                                   $64,750,000
                                                   ===========

  Tranche A consists of a revolving credit facility secured by a first priority lien and security interest in all of the oil and gas properties of the Company. The Company's initial borrowing base is $18,500,000 and is redetermined semiannually on January 31 and July 31. Interest is at a rate determined by the Company from time to time, of either

(i) the greater of BoA's refernce rate and the federal funds effective rate plus 0.5%, or (ii) 2.0% above the current Interbank rate (7.5% at April 30, 1999). While any Tranche B loan is outstanding, the preceding margins will be increased by an additional 0.5% semi-annually on April 26 and on October 26 of each year. Interest is payable quarterly and principal is due in equal quarterly payments beginning October 30, 2000 and ending on October 30, 2003.

  Tranche B consists of a credit facility secured by a first priority lien and security interest in all of the oil and gas properties of the Company. Interest is at a rate determined by the Company from time to time, of either (i) BoA's Tranche B reference rate plus 2.0%, or (ii) 4.0% above the current Interbank rate (9.0% at April 30, 1999). The margins for all Tranche B loans will be increased by an additional 0.5% semi-annually on April 26 and on October 26 of each year. Interest is payable quarterly and principal is due in full on January 31, 2001.

  Tranche C consists of a credit facility secured by a first priority lien and security interest in all of the oil and gas properties of the Company. Interest is at a rate determined by the Company from time to time, of either (i) BoA's reference rate plus 5.0%, or (ii) 7.0% above the current Interbank rate (12.0% at April 30, 1999). Interest is payable quarterly and principal is due in equal quarterly payments beginning January 31, 2001 and ending on October 30, 2004. The BoA debt facility contains various covenants, including, but not limited to, maintenance of minimum current and interest coverage ratios, as defined in the agreement.

  EnCap debt is unsecured and bears interest at 10%. Interest is payable quarterly and principal is due in full on October 30, 2005. Until October 30, 2001, the Company has the option, in lieu of paying cash, of increasing the principal amount of the debt by the interest due.

  The Company paid BoA a cash fee of $700,000 and granted BoA warrants to purchase 3,275,000 ordinary shares at a price of 1p per share. The fair value of the warrants $1,335,000 attaching to the debt was treated as a discount. In addition, the Company will grant BoA an overriding royalty interest, valued at the value of the underlying oil and gas reserves, in the U.K. Interests of 0.3% beginning January 1, 2001. The overriding royalty interest will entitle BoA to receive payment equal to the specified percentage of the net revenues generated by the U.K. Interests and has the effect of reducing the Company's revenues from the U.K. Interests. In connection with obtaining the debt financing from BoA, the Company was required to enter into commodity price risk management contract on terms that are mutually agreeable to BoA and the Company for a period not less than two years with respect to at least 50% of the Company's estimated producing reserves as of October 31, 1998. BoA also required the Company to enter into interest rate risk management contracts providing for a maximum interest rate of 9.0% on the notional amount projected to be outstanding on the revolving credit facility.

  The Company was not in compliance with certain covenants of the loan agreements, which included but were not limited to the maintenance of minimum levels of working capital and interest coverage. Prior to these violations causing an event of default, which would have resulted in an acceleration of the repayment of the loans, the Company obtained waivers from the lenders for all covenant violations. Effective July 30, 1999 the loan agreement was amended to revise the borrowing limit of Tranche B to $25,000,000 and reduce the limit of Tranche A to a similar amount. This enabled the Company to borrow an additional $5,000,000 as of July 30, 1999. The due date of Tranche B was extended from January 31, 2001 to July 31, 2001. In addition, the date of the borrowing base and collateral value redetermination scheduled to occur on July 31, 1999 was deferred until December 31, 1999.

SEASONALITY

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

INFLATION AND PRICES

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

     The following table sets forth the average price received by the Company.

                                                     Oil          Gas
                                                  ---------    ----------
     Year ended April 30, 1999                      $13.20        $1.79
     Year ended April 30, 1998                      $15.75        $2.36
     Nine months ended April 30, 1997               $15.34        $1.70

     On October 31, 1998, the Company's commodity price hedge agreements expired. During February 1999 the Company completed a transaction to hedge approximately 65% of its existing monthly gas production by installing a floor of $1.60/MMBTU and a cap of $2.07/MMBTU. This will protect the Company from any severe declines in natural gas prices over the next six months and conversely limit the benefit of prices in excess of the cap. During April 1999 the Company completed a transaction to hedge approximately 40% of its existing monthly oil production by installing a floor of $12.00/barrel. This will protect the Company from any severe declines in oil prices over the next six months.

ISSUES RELATED TO THE YEAR 2000

GENERAL

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

THE PLAN

     Alliance's Year 2000 Plan (the "Plan") has four phases: (i) assessment,
(ii) inventory, (iii) remediation, testing and implementation and (iv) contingency plans. Approximately twelve months ago, the Company began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified Alliance's IT systems that must be updated or replaced in order to be Year 2000 compliant. Remediation, testing and implementation are scheduled to be completed by September 30, 1999, and the contingency plan phase of the Plan is scheduled to be completed by October 31, 1999. Alliance's assessment of the readiness of third parties whose IT systems might have an impact on Alliance's business has thus far not indicated any material problems.

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

ESTIMATED COSTS

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

POTENTIAL RISKS

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

QUANTITATIVE AND QUALITATIVE ANALYSIS ON MARKET RISK

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

  Interest Rate Risks (non-trading) - the Company uses both fixed and variable rate debts to partially finance operations and capital expenditures. As of April 30, 1999, the Company's debt consists of $39,830,348 in borrowings under its Credit Agreement which bear interest at a variable rate, and $10,243,775 in borrowings under its 10% Senior Subordinated Notes which bear interest at a fixed rate. The Company hedges a portion of the risk associated with its variable rate debt through derivative instruments which consist of interest rate swaps and collars. Under the swap contracts, the Company makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce the Company's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate, which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $800,000 during 1999, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $0 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for 1999. A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair value of $0 in the Company's Senior Subordinated Notes from their fair value at April 30, 1999.

  Commodity Price Risk (non trading) - The Company hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of collars and participating hedges. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of July 1, 1999, the Company had entered into derivative commodity hedges covering an aggregate of 40,000 barrels of oil and 320,000 MMbtu's of gas that extend through October 1999. Under these contracts, the Company sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the price in effect as of April 30, 1999, would cause a loss in income and cash flows of $383,250 during 1999, assuming that oil and gas production remain at current levels. This loss in income and cash flows would be offset by a $0 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................   F-2

Consolidated Balance Sheets...............................................   F-3

Consolidated Statements of Operations.....................................   F-5

Consolidated Statements of Changes in Stockholders' Equity................   F-6

Consolidated Statements of Cash Flows.....................................   F-7

Notes to the Consolidated Financial Statements............................   F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not Applicable

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         John A. "Jak" Keenan, aged 45, is the Chairman and Managing Director of Alliance. He has worked in the oil industry since 1976 and was successively first vice president of corporate development, chief operating officer and director and president of the oil and gas division of Great Western Resources, Inc. He resigned his position at Great Western Resources, Inc. in August 1995 and accepted a position at the law firm of Jenkens & Gilchrist in Houston, Texas, where he specialized in oil and gas transactions. He joined the Board of Alliance in April 1996.

         Michael E. Humphries, aged 42, is the Interim Finance Director of Alliance. Having begun his career at Britoil Plc, he has spent 16 years working in the international oil and gas arena and is currently Senior Vice President of Rothschild Natural Resources, LLC, based in Washington DC, where he has responsibility for Rothschild's oil and gas activities in North America. He joined the Board of Alliance in December 1997.

         Paul R. Fenemore, aged 43, is the Operations and Business Development Director of Alliance. He has a B.Sc. degree in combined science obtained in 1975 and a M.Sc. degree in marine geotechnics. He has extensive experience in detailed technical and economic evaluations of exploration and oil field appraisal and development projects and project management and has held several technical and senior management positions with Gulf Oil Corporation, Amoco Europe and West Africa Limited, Amerada-Hess UK Limited, Hamilton Brothers (UK) Limited, CSX Oil and Gas Corporation, Cairn Energy PLC and Hunting Surveys Limited. From 1991 until 1995, he was managing director of Petroleum Ventures International and Spectron Petroleum Limited and became a fellow of the Geological Society in 1992. He joined the Board of Alliance in May 1996.

     Phillip Douglas, aged 60, is a non-executive Director of Alliance. He was a director and head of international investment at Morgan Grenfell for 16 years and was a director of G T Management. He also has a number of other non-executive directorships in public and private companies. He joined the Board of Alliance in November 1993.

     William J. A. Kennedy, aged 60, is a non-executive Director of Alliance. After 25 years experience in the investment industry, he became vice president of a major conglomerate, Crownx, Inc. For the past nine years, he has operated a management consulting service and sits on the board of two public Canadian companies. He joined the Board of Alliance in January 1994.

     John R. Martinson, aged 63, is a non-executive Director of Alliance. He has a B.Sc. degree in engineering and a masters degree in business administration. He became a director of LaTex in May 1995, having served as a consultant to that company since 1994. He is Managing Director of Wood Roberts, LLC, where he has been engaged in financial consulting since January 1989. From 1973 to 1988, Mr. Martinson was an independent oil and gas entrepreneur. Previously, he was with Kidder Peabody & Co., Oppenheimer & Co. and Mobil Corporation. He joined the Board of Alliance in May 1997.

Other Key Employees and their Business Histories

     In addition to the Executive Directors, the Company employs two senior executives. The names, current ages and positions of these other key employees are as follows:


        Name                    Age                Position
        ----                    ---                --------

Francis M. Munchinski            45                General Counsel

Robert E. Schulte                41                Controller


     Francis M. Munchinski is the General Counsel of Alliance. He is a U.S. citizen and a doctor of law. Prior to joining the Company in June 1998, he was a shareholder at the law firm of Jenkens & Gilchrist in Dallas, Texas where he specialized in oil and gas law for over 13 years. Mr. Munchinski has been involved in the oil and gas business for over 18 years.

     Robert E. Schulte is the Controller of Alliance. He is a U.S. citizen and has a B.S. degree in accounting. He has worked in the oil and gas industry since 1981 in both domestic and international arenas. He has held management positions with Bow Valley Petroleum, Kelt Energy, Great Western Resources and Apache Corporation before joining Alliance in September 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid or accrued during each of the Company's last three fiscal years to the Company's Managing Director, John A. Keenan and each of the other most highly compensated executive officers who earned at least $100,000 in salary and bonus in fiscal 1999 (the "Named Executives"):

                          Summary Compensation Table

                                                                                        Long Term
                                                        Annual Compensation            Compensation
                                                   -----------------------------  ----------------------
                                                                                        Securities
                                                                                        Underlying              All Other
Name and Principal Position         Fiscal Year      Salary ($)      Bonus ($)       Options/SARs (#)        Compensation ($)
--------------------------------  ---------------  --------------  -------------  ----------------------  ----------------------
John A. Keenan..................        1999              162,000         75,000                 890,000                  22,500
    Managing Director(1)                1998              174,500         30,000                 400,000                 107,103
                                        1997              150,333             --                 150,000                   5,061
Paul R. Fenemore................        1999              172,000         45,000                 670,000                  10,000
    Operations and Business             1998              164,990         20,000                 200,000                   8,361
    Development Director(2)             1997              142,789             --                  25,000                      --
Francis M. Munchinski...........        1999               75,833         42,000                 520,000                   8,526
    General Counsel(3)                  1998                   --             --                      --                      --
                                        1997                   --             --                      --                      --
Robert E. Schulte...............        1999               82,083         42,000                 285,000                  10,321
    Controller(4)                       1998               45,569          4,000                  25,000                   4,208
                                        1997                   --             --                      --                      --

(1) Mr. Keenan assumed his position with Alliance on May 22, 1996. Amounts shown under All Other Compensation in 1999 represent pension and benefits. Amounts shown under All Other Compensation in 1998 represent relocation expenses.

(2) Mr. Fenemore assumed his position with Alliance on May 21, 1996. Amounts shown under All Other Compensation in 1999 represent pension.

(3) Mr. Munchinski assumed his position with Alliance on June 16, 1998. Amounts shown under All Other Compensation in 1999 represent relocation expenses and benefits.

(4) Mr. Schulte assumed his position with Alliance on September 17, 1997. Amounts shown under All Other Compensation in 1999 represent relocation expenses and benefits.

                      Options Grants in Last Fiscal Year

     The following table sets forth all individual grants of options to the Named Executives of the Company during the fiscal year ended April 30, 1999.


Individual Grants                                                                              Potential Realizable
-----------------                                                                                Value at Assumed
                                                                                               Annual Rates of Stock
                                                                                                Price Appreciation
                                                                                                  For Option Term
                                                                                              -----------------------
                                                  % Of Total
                                  Securities       Options
                                  Underlying      Granted to     Exercise or
                                  Options        Employees in       Base       Expiration
                  Name            Granted(#)      Fiscal Year    Price(1)($)      Date           5% ($)      10% ($)
                  ----            ----------   ----------------  -----------   ----------     ----------   ----------
John A. Keenan..................     890,000               37.6     13.5p        11/29/08     195,844.50   311,188.50
    Managing Director
Paul R. Fenemore................     670,000               28.3     13.5p        11/29/08     147,433.50   234,265.50
    Operations and Business
    Development Director
Francis M. Munchinski...........     520,000               22.0     13.5p        11/29/08     114,426.00   181,818.00
    General Counsel
Robert E. Schulte...............     285,000               12.1     13.5p        11/29/08      62,714.25    99,650.25
    Controller

(1) Represents the closing mid-market price of the ordinary shares on the London Stock Exchange on November 27, 1998.

                         Fiscal Year End Option Values

    Shown below is information with respect to the Named Executives of the Company regarding option exercises during the fiscal year ended April 30, 1999, and the value of unexercised options held as of April 30, 1999.

                                               Number of Securities Underlying             Value of Unexercised
                                                     Unexercised Options                       In-the-Money
                                                      at April 30, 1999                  Options at April 30, 1999
                                          --------------------------------------  -------------------------------------
                 Name                       Unexercisable        Exercisable        Unexercisable       Exercisable
                 ----                     ------------------  ------------------  -----------------  ------------------
John A. Keenan..........................           1,290,000          --                  --                 --
     Managing Director
Paul R. Fenemore........................             870,000          --                  --                 --
     Operations and Business
     Development Director
Francis M. Munchinski...................             520,000          --                  --                 --
     General Counsel
Robert E. Schulte.......................             310,000          --                  --                 --
     Controller

Employment Agreements

  Each of Messrs. Keenan, Fenemore, Munchinski, and Schulte have entered into Executive Service Agreements with Alliance providing for his employment in his current capacity for an initial fixed term of two years beginning October 15, 1996, September 20, 1996, January 1, 1999 and January 1, 1999, respectively, and having automatic extensions of the initial term for additional two-year periods unless written notice of either party's intention not to extend has been given to the other party at least three months prior to the expiration of the then effective two-year period of employment, provided that the executive may at any time terminate his employment by giving a minimum of three months notice. If the executive's employment terminates for any reason other than the executive's breach of the agreement, disability or malfeasance, Alliance must pay the executive an amount equal to twice the annual salary, bonuses and benefits paid to the executive. Upon the involuntary termination of the executive's employment without cause or voluntary termination by the executive after a change in his office location, his responsibilities or reduction in compensation following a change in control of Alliance, the executive is entitled to the payment of one lump sum of cash in an amount equal to two and a half times the annual salary, bonus and benefits paid to the executive.

  The annual salary under each agreement is $180,000 for Mr. Keenan, (pounds)100,000 for Mr. Fenemore, $140,000 for Mr. Munchinski and $100,000 for Mr. Schulte, plus any bonuses or other compensation determined by Alliance's Board of Directors in its discretion.

Compensation of Directors

  The compensation of the non-executive directors is reviewed by the Board of Directors from time to time to ensure that this compensation is in line with current market practice. Under Alliance's Articles of Association, shareholders determine the maximum aggregate amount payable by way of fees to directors and this maximum amount is currently fixed at (Pounds)100,000 per year. During the twelve months ended April 30, 1999, the following directors were paid the indicated fees for their services as directors: Mr. Douglas $16,000, Mr. Kennedy $16,000, Mr. Samuelson $12,000, Mr. Martinson $12,000 and Mr. Humphries $12,525.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information, as of April 30, 1999, with respect to the beneficial ownership of Shares (i) by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Company to own beneficially more than 5% of the outstanding Shares,
(ii) by each director, including executive directors, and each other key employee of the Company named in the Summary Compensation Table, and (iii) by all directors, including executive directors, and all key employees of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the Shares beneficially owned by such person.


Name and Address of                                             Shares Owned          Percent Owned
Beneficial Owner(1)                                             Beneficially          Beneficially
-------------------                                             ------------          -----------
John A. Keenan...........................................       1,390,000(2)                 2.6%

Paul R. Fenemore.........................................         870,000(3)                 1.7%

Francis M. Munchinski....................................         520,000(4)                 1.0%

Robert E. Schulte........................................         310,000(5)                   *

Michael E. Humphries.....................................               -                      -


William J.A. Kennedy.....................................           4,125                      *

Philip Douglas...........................................          99,583                      *

John R. Martinson........................................         778,987(6)                 1.5%

Enron Reserve Acquisition Corp. (7)......................       3,239,708                    6.2%

LaSalle Street Natural Resources Corporation(8)..........       7,179,519                   12.3%

EnCap Equity 1996 Limited Partnership(9).................      11,250,000                   21.4%

Energy Capital Investment Company PLC(10)................       3,750,000                    7.1%

EnCap Investments L.C.(11)...............................      15,545,454                   29.6%

All Directors, including executive directors, and all
 key employees of Alliance as a group
   (8 persons) (2), (3), (4), (5), (6)...................       3,972,695                    5.7%

--------------------------------
*    Less than 1%

(1) All of the Company's directors may be contacted at 12 St. James's Square, London SW1Y 4RB.

(2) Includes options to purchase 1,290,000 Shares granted pursuant to the Company's executive share option plans.

(3) Consists of options to purchase 870,000 Shares granted pursuant to the Company's executive share option plans.

(4) Consists of options to purchase 520,000 Shares granted pursuant to the Company's executive share option plans.

(5) Consists of options to purchase 310,000 Shares granted pursuant to the Company's executive share option plans.

(6) Includes presently exercisable warrants to purchase 374,877 Shares held by Wood Roberts, Inc., a corporation under the control of Mr. Martinson and presently exercisable warrants to purchase 218,334 Shares held by Wood Roberts, LLC, a Texas limited liability company 50% owned by Mr. Martinson.

(7) The address of Enron Reserve Acquisition Corp. is 1400 Smith Street, Houston, Texas 77002. After April 30, 1999, Enron Reserve Acquisition Corp. advised the Company that it sold all of its shares.

(8) Consists of 1,500,000 Shares, convertible loan notes and immediately exercisable warrants convertible into or exercisable for 2,404,519 Shares issued to an affiliate of Bank of America and warrants to purchase 3,275,000 Shares at a price of 1p per share. The address of LaSalle Street Natural Resources is 231 S. LaSalle Street, Chicago, Illinois 60697.

(9) The address of EnCap Equity 1996 Limited Partnership is 1100 Louisiana, Suite 3150, Houston, Texas 77002. EnCap Equity 1996 Limited Partnership shares voting and dispositive power with EnCap Investments L.C., its general partner.

(10) The address of Energy Capital Investment Company PLC is c/o Aberdeen Asset Management, 1 Bow Churchyard, Cheapside, London EC4M 9HH, England. Energy Capital Investment Company PLC shares dispositive and voting power over these shares with EnCap Investments L.C.

(11) The address of EnCap Investments L.C. is 1100 Louisiana, Suite 3150, Houston, Texas 77002. EnCap Investments L.C. shares dispositive and voting power over 15,000,000 of these shares with EnCap Equity 1996 Limited Partnership and Energy Capital Investment Company PLC.

(12) In addition to the interests set out above, John A. Keenan is interested in 45,000 Shares held in the name of Diamond Securities Limited and 102,500 Shares held in the name of Havensworth Limited by virtue of having proxy over the voting rights attached to these Shares pending their sale, as required by a settlement of legal proceedings with the former Managing Director of the Company in August 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements (included at Item 8. Financial Statements and Supplementary Data)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the Company's fiscal year ended April 30, 1999.

(c)  Exhibits.


Exhibit     Description
-------     -----------

3.1(3)      Memorandum of Association of Alliance Resources Plc (3.1)
3.2(3)      Articles of Association of Alliance Resources Plc (3.7)
3.3(2)      Form of Warrant Agreement relating to Warrants issued to Society
            National Bank as Warrant Agent for holders of certain LaTex Warrants
            (3.3)
3.4(2)      Warrant Agreement and form of Warrant issued to all other holders of
            LaTex Warrants (3.4)
3.5(2)      Form of Convertible Loan Note Instrument entered into between
            Alliance Resources Plc and Bank of America NT & SA (3.5)
3.6(2)      Registration Rights Agreement between Alliance Resources Plc and affiliate of Bank of America NT & SA (3.6)
10.1(1)(2)  Executive Service Agreement between Alliance Resources Plc and John
            A. Keenan dated October 15, 1996 as amended by Supplemental
            Agreement dated April 7, 1998 and Second Supplemental Agreement dated as of December 1, 1998 (10.1)
10.2(1)(2)  Executive Service Agreement between Alliance Resources Plc and Paul
            R. Fenemore dated September 20, 1996 as amended by Supplemental
            Agreement dated April 16, 1998 and Second Supplemental Agreement dated as of December 1, 1998 (10.2)
10.3(1)     Executive Service Agreement between Alliance Resources Plc and
            Francis M. Munchinski dated as of December 1, 1998.

10.4(1) Executive Service Agreement between Alliance Resources Plc and Robert E. Schulte dated as of December 1, 1998.
10.5(3) Purchase Agreement dated October 27, 1998, by and between Alliance Resources PLC and EnCap Equity 1996 Limited Partnership and Energy Capital Investment Company Plc.
10.6 First Amendment to the Purchase Agreement, dated effective as of July 30, 1999.
10.7(3) Registration Rights Agreement dated as of October 30, 1998 by and between Alliance Resources PLC, EnCap Equity 1996 Limited Partnership, Energy Capital Investment Company Plc and EnCap Investments, L.C.
10.8(3) Third Amended and Restated Credit Agreement dated as of October 27, 1998, among Alliance Resources PLC and certain of its subsidiaries and Bank of America National Trust and Savings Association.
10.9 First Amendment to the Third Amended and Restated Credit Agreement, dated effective as of July 30, 1999.
10.10(3) Registration Rights Agreement dated as of October 30, 1998 between the Company and LaSalle Street Natural Resources Corporation.
10.11(3) Registration Rights Agreement dated as of October 30, 1998, among Alliance Resources PLC and F. Fox Benton and certain members of his family.
10.12 Exchange and Merger Agreement by and among American Rivers Oil Company, a Wyoming corporation, American Rivers Oil Company, a Delaware corporation, and Alliance Resources Plc, dated July 22, 1999.
22.1        Subsidiaries

-------------

(1)  Constitutes compensation plan or arrangement
(2) Incorporated by reference from the indicated exhibit filed with Alliance's Registration Statement on Form F-4 (No. 333-19013).
(3) Incorporated by reference from the indicated exhibit filed with Alliance's Form 8-K filed November 16, 1998.


                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Alliance Resources PLC

Date:  August 12, 1999                       /s/ John A. Keenan
                                             ---------------------
                                             John A. Keenan, Chairman
                                             and Managing Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                          Title                      Date
       ---------                          -----                      ----

/s/ John A. Keenan         Chairman and Managing Director       August 12, 1999
-------------------------
John A. Keenan


/s/ Paul R Fenemore        Operations and Business Development  August 12, 1999
-------------------------  Director
Paul R Fenemore

/s/ Phillip Douglas        Director                             August 12, 1999
-------------------------
Phillip Douglas


/s/ William J A Kennedy    Director                             August 12, 1999
-------------------------
William J A Kennedy


/s/ Michael E Humphries    Director                             August 12, 1999
-------------------------
Michael E Humphries


/s/ John R Martinson       Director                             August 12, 1999
-------------------------
John R Martinson

                         INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................   F-2

Consolidated Balance Sheets...............................................   F-3

Consolidated Statements of Operations.....................................   F-5

Consolidated Statements of Changes in Stockholders' Equity................   F-6

Consolidated Statements of Cash Flows.....................................   F-7

Notes to the Consolidated Financial Statements............................   F-8

                         Independent Auditors' Report



Board of Directors
Alliance Resources PLC and Subsidiaries


We have audited the consolidated balance sheets of Alliance Resources PLC and subsidiaries as of April 30, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended April 30, 1997 and the years ended April 30, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Resources PLC and subsidiaries as of April 30, 1998 and 1999, and the results of their operations and their cash flows for the nine months ended April 30, 1997 and the years ended April 30, 1998 and 1999, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and is obliged to commence repayments on its borrowings on October 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        KPMG Audit Plc
London, United Kingdom
August 12, 1999

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            April 30, 1998 and 1999


                         Assets                                           1998                    1999
                         ------                                       ------------            ------------
Current assets:
  Cash                                                                $    408,439            $    286,158
  Accounts receivable                                                    2,132,654               2,105,082
  Other current assets                                                      73,977                  59,837
                                                                      ------------            ------------

     Total current assets                                                2,615,070               2,451,077
                                                                      ------------            ------------

Property and equipment, at cost
  Oil and gas properties, full cost method:
           United States                                                43,200,388              42,901,608
           United Kingdom                                                        -              31,054,083
  Other depreciable assets                                               1,029,118               1,095,147
                                                                      ------------            ------------
                                                                        44,229,506              75,050,838
  Less accumulated depreciation, depletion, and                        (14,421,400)            (44,695,726)
   impairments                                                        ------------            ------------

     Net property, plant and equipment                                  29,808,106              30,355,112
                                                                      ------------            ------------

Other assets:
  Deposits and other assets                                                144,989                 141,422
  Deferred acquisition costs                                               970,305                       -
  Deferred loan costs, less accumulated amortization                     1,221,650               3,215,384
                                                                      ------------            ------------
                                                                      $ 34,760,120            $ 36,162,995
                                                                      ============            ============


         See accompanying notes to consolidated financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            April 30, 1998 and 1999
                                  (continued)

                    Liabilities and Stockholders' Equity                                         1998                    1999
                    ------------------------------------                                     ------------            ------------
Current liabilities:
    Accounts payable - trade                                                                 $  8,972,704            $  7,238,502
    Accrued expenses payable                                                                      847,190                 833,750
    Current portion of long-term debt                                                           2,275,000                       -
                                                                                             ------------            ------------

          Total current liabilities                                                            12,094,894               8,072,252

Long-term liabilities:
        Long-term debt, less current portion                                                   18,791,762              43,176,621
        Other liabilities                                                                         139,626                       -
        Convertible subordinated unsecured loan notes                                           1,550,700               1,550,700
                                                                                             ------------            ------------

            Total liabilities                                                                  32,576,982              52,799,573
                                                                                             ------------            ------------
Stockholders' equity:
        Ordinary Shares-par value 40 pence;
            46,000,000 shares authorized; 31,209,408 issued and outstanding
            at April 30, 1998                                                                  20,114,634                       -
        Ordinary Shares - par value 1 pence;
            415,001,376 authorized; 47,487,142 issued and outstanding
            at April 30, 1999                                                                           -                 768,823
        Deferred Shares - par value 1 pence;
            1,414,998,624 authorized; 1,217,155,912 issued and
            outstanding at April 30, 1999                                                               -              19,611,767
        Convertible Shares - par value 1 pence;
             10,000,000 authorized; 10,000,000 issued and outstanding
             at April 30, 1999                                                                          -                 278,000

        Additional paid-in capital                                                              5,911,050              21,042,094
        Accumulated other comprehensive income(loss)                                               13,823                 (17,391)
        Accumulated deficit                                                                   (23,856,369)            (58,319,871)
                                                                                             ------------            ------------

             Total stockholders' equity(deficit)                                                2,183,138             (16,636,578)
                                                                                             ------------            ------------

Commitments (Note 13)

                                                                                             $ 34,760,120            $ 36,162,995
                                                                                             ============            ============

         See accompanying notes to consolidated financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       Nine Months Ended April 30, 1997
                    and Years Ended April 30, 1998 and 1999


                                                          Nine months
                                                             ended               Year ended                 Year ended
                                                         April 30, 1997         April 30, 1998             April 30, 1999
                                                         --------------         --------------             --------------
Revenues
  Oil and gas revenue                                       $ 5,698,490            $10,209,881               $  6,234,477
  Crude oil and gas marketing                                   146,381                      -                          -
                                                            -----------            -----------               ------------

     Total revenues                                           5,844,871             10,209,881                  6,234,477
                                                            -----------            -----------               ------------

Operating expenses
  Lease operating expenses                                    3,117,341              5,505,826                  3,096,468
  Cost of crude oil and gas marketing                            15,798                      -                          -
  General and administrative expenses                         3,481,003              3,363,885                  3,486,007
  Depreciation, depletion, and amortization                   1,541,415              2,598,066                  1,670,711
  Impairment of oil and gas properties                                -                      -                 28,260,037
  Loss on termination of derivative contracts                         -              1,128,000                          -
                                                            -----------            -----------               ------------

     Total operating expenses                                 8,155,557             12,595,777                 36,513,223
                                                            -----------            -----------               ------------

                        Loss from operations                 (2,310,686)            (2,385,896)               (30,278,746)
                                                            -----------            -----------               ------------

Other income (expense):
  Write-off of deferred loan costs                                    -                      -                   (869,906)
  Interest expense                                           (2,102,933)            (2,573,646)                (3,354,627)
  Interest income                                                52,038                 62,226                     26,299
  Miscellaneous income (expense)                               ( 27,752)               132,951                     22,662
  Gain (loss) on sale of assets                                       -                 35,442                     (9,184)
                                                            -----------            -----------               ------------

     Total other income (expense)                            (2,078,647)            (2,343,027)                (4,184,756)
                                                            -----------            -----------               ------------

                        Net loss                             (4,389,333)            (4,728,923)               (34,463,502)

Preferred stock dividends                                      (517,613)                     -                          -
                                                            -----------            -----------               ------------

                        Net loss for ordinary
                         shareholders                       $(4,906,946)           $(4,728,923)              $(34,463,502)
                                                            ===========            ===========               ============

Basic loss per ordinary share                               $     (0.30)           $     (0.15)              $      (0.82)
                                                            ===========            ===========               ============

Weighted average number of shares outstanding                16,585,113             31,125,689                 41,935,718
                                                            ===========            ===========               ============


         See accompanying notes to consolidated financial statements.

                     Alliance Resources PLC and Subsidiaries
                    Consolidated Statements of Stockholders'
                   Equity (Deficit) and Comprehensive Income
                        Nine Months Ended April 30, 1997
                    and Years Ended April 30, 1998 and 1999

                                                                                                                       Additional
                                                          Preferred       Ordinary         Deferred     Convertible      Paid-in
                                                            Stock          Shares           Shares        Shares         Capital
                                                        ------------    ------------    ------------   ------------   -------------
Balance at July 31, 1996                                $  2,680,411    $ 10,681,373    $         --   $         --   $  5,193,888
      Issuance of 85,986 shares for services                      --          55,857              --             --         44,143
      Issuance of 1,453,079 shares for
          employee bonuses                                        --         943,920              --             --       (415,795)
      Issuance of 51,735 shares for dividends                190,703              --              --             --        326,910
      Net loss                                                    --              --              --             --             --
                                                        ------------    ------------    ------------   ------------   ------------

Balance at April 30, 1997                                  2,871,114      11,681,150              --             --      5,149,146
      Issuance of 4,419,818 shares for
          preferred shares                                (2,871,114)      2,871,114              --             --             --
      Issuance of 8,103,816 shares to Alliance
          shareholders                                            --       5,105,550              --             --     (1,066,211)
      Issuance of 1,343,750 shares for acquisition
          of overriding royalty interest                          --         872,900              --             --      1,498,400
      Issuance of 256,250 shares for settlement
          of various advisory and banking fees                    --         165,904              --             --        187,096
      Issuance of 56,805 shares for warrants                      --          37,148              --             --         12,852
      Cancellation of 953,099 treasury shares                     --        (619,132)             --             --        129,767
      Comprehensive income:
          Foreign exchange adjustment                             --              --              --             --             --
          Net loss                                                --              --              --             --             --

             Total comprehensive loss
                                                        ------------    ------------    ------------   ------------   ------------

Balance at April 30, 1998                                         --      20,114,634              --             --      5,911,050
      Capital reorganization                                      --     (19,611,767)     19,611,767             --             --
      Issuance of 10,000,000 shares for Difco Limited             --              --              --        278,000      6,930,000
      Issuance of 15,545,454 shares to lender                     --         254,000              --             --      6,398,000
      Warrants issued to principal lender                         --              --              --             --      1,335,000
      Issuance of 732,280 shares for services                     --          11,956              --             --        468,044
      Comprehensive income:
          Foreign exchange adjustment                             --              --              --             --             --
          Net loss                                                --              --              --             --             --
             Total comprehensive loss
                                                        ------------    ------------    ------------   ------------   ------------

Balance at April 30, 1999                               $         --    $    768,823    $ 19,611,767   $    278,000   $ 21,042,094
                                                        ------------    ------------    ------------   ------------   ------------

                                                         Accumulated
                                                           Other
                                                        Comprehensive    Accumulated      Treasury
                                                        Income (Loss)      Deficit          Stock           Total
                                                        -------------   -------------   ------------    ------------
Balance at July 31, 1996                                $         --    $(14,220,500)   $   (489,365)   $  3,845,807
      Issuance of 85,986 shares for services                      --              --              --         100,000
      Issuance of 1,453,079 shares for
          employee bonuses                                        --              --              --         528,125
      Issuance of 51,735 shares for dividends                     --        (517,613)             --              --
      Net loss                                                    --      (4,389,333)             --      (4,389,333)
                                                        ------------    ------------    ------------    ------------

Balance at April 30, 1997                                         --     (19,127,446)       (489,365)         84,599
      Issuance of 4,419,818 shares for
          preferred shares                                        --              --              --              --
      Issuance of 8,103,816 shares to Alliance
          shareholders                                            --              --              --       4,039,339
      Issuance of 1,343,750 shares for acquisition
          of overriding royalty interest                          --              --              --       2,371,300
      Issuance of 256,250 shares for settlement
          of various advisory and banking fees                    --              --              --         353,000
      Issuance of 56,805 shares for warrants                      --              --              --          50,000
      Cancellation of 953,099 treasury shares                     --              --         489,365              --
      Comprehensive income:
          Foreign exchange adjustment                         13,823              --              --          13,823
          Net loss                                                --      (4,728,923)             --      (4,728,923)
                                                                                                        ------------
             Total comprehensive loss                                                                     (4,715,100)
                                                        ------------    ------------    ------------    ------------

Balance at April 30, 1998                                     13,823     (23,856,369)             --       2,183,138
      Capital reorganization                                      --              --              --              --
      Issuance of 10,000,000 shares for Difco Limited             --              --              --       7,208,000
      Issuance of 15,545,454 shares to lender                     --              --              --       6,652,000
      Warrants issued to principal lender                         --              --              --       1,335,000
      Issuance of 732,280 shares for services                     --              --              --         480,000
      Comprehensive income:
          Foreign exchange adjustment                        (31,214)             --              --         (31,214)
          Net loss                                                --     (34,463,502)             --     (34,463,502)
                                                                                                        ------------
             Total comprehensive loss                                                                    (34,494,716)
                                                        ------------    ------------    ------------    ------------

Balance at April 30, 1999                               $    (17,391)   $(58,319,871)   $         --    $(16,636,578)
                                                        ------------    ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                       Nine Months Ended April 30, 1997
                    and Years Ended April 30, 1998 and 1999

                                                                         Nine months
                                                                            ended               Year ended           Year ended
                                                                          April 30,              April 30,            April 30,
                                                                            1997                   1998                 1999
                                                                         -----------           -----------          ------------
Cash flows from operating activities:
 Net loss                                                                $(4,389,333)          $(4,728,923)         $(34,463,502)
 Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation, depletion and amortization                              1,541,415             2,598,066             1,670,711
     Write-off of deferred loan costs                                              -                     -               869,906
     Impairment of oil and gas properties                                          -                     -            28,260,037
     Other amortization                                                      394,000               813,096             1,289,493
     Employee bonus                                                          528,125                     -                     -
     (Gain)loss on sale of assets                                                  -               (35,442)                9,184
     Changes in assets and liabilities, net of
       effects from acquisition:
       Accounts receivable                                                 1,204,903               487,427                27,572
       Due from related parties                                              392,297                     -                     -
       Other assets                                                          161,530                97,500                17,707
       Accounts payable                                                    2,239,165            (4,032,763)           (1,519,293)
       Accrued expenses payable                                             (169,319)              409,454               (13,440)
       Other liabilities                                                     195,783              (792,554)             (139,626)
                                                                         -----------           -----------          ------------
          Net cash provided by (used in) operating                         2,098,566            (5,184,139)           (3,991,251)
           activities                                                    -----------           -----------          ------------

Cash flows from investing activities:
 Proceeds from sale of property and equipment                              1,573,625             5,729,300             1,742,336
 Purchases of property and equipment, including                             (350,322)           (2,407,162)           (3,829,425)
  interest capitalized
 Acquisition of Difco                                                              -              (221,987)          (22,087,667)
 Decrease in accounts and notes receivable-other                           1,273,320                     -                     -
 Effect of LaTex acquisition                                                       -               (15,181)                    -
                                                                         -----------           -----------          ------------
   Net cash provided by (used in) investing activities                   $ 2,496,623           $ 3,084,970          $(24,174,756)
                                                                         -----------           -----------          ------------
Cash flows from financing activities:
 Deferred loan and reorganization costs                                  $  (401,208)          $  (385,680)         $ (1,213,635)
 Proceeds from issuance of long-term debt                                          -             2,770,340            45,464,123
 Exercise of warrants                                                              -                50,000                     -
 Payments of long-term debt                                               (4,140,370)                    -           (22,566,762)
 Proceeds from issuance of stock                                                   -                     -             6,360,000
                                                                         -----------           -----------          ------------
       Net cash provided by (used in) financing activities                (4,541,578)            2,434,660            28,043,726
                                                                         -----------           -----------          ------------
          Net increase (decrease) in cash                                     53,611               335,491              (122,281)
Cash at beginning of period                                                   19,337                72,948               408,439
                                                                         -----------           -----------          ------------
Cash at end of period                                                    $    72,948           $   408,439          $    286,158
                                                                         ===========           ===========          ============

Supplemental disclosures of cash flow information-
 Cash paid during the period for interest                                $ 1,623,985           $ 1,634,360          $  2,910,000
                                                                         ===========           ===========          ============
Supplemental disclosure of noncash investing and
 financing activities:
     Common stock issued for services and bonus                          $   100,000           $   353,000          $    772,000
     Shares issued for employee bonus                                        462,500                     -                     -
     Issuance of convertible loan notes                                            -               150,000                     -
     Common stock issued on acquisition of LaTex                                   -             4,039,339                     -
     Common stock issued for overriding royalty                                    -             2,371,300                     -
     Convertible loan notes issued for overriding royalty                          -             1,400,700                     -
     Convertible shares issued to Difco shareholders                               -                     -             7,208,000
     Overriding royalty interest conveyed to bank                                  -                     -            (2,100,000)

         See accompanying notes to consolidated financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

(1)  Organization and Summary of Significant Accounting Policies

     Organization and basis of presentation

     Alliance Resources PLC ("Alliance" or "the Company") and its subsidiaries are engaged in the exploration, development and production of oil and gas and, until April 30, 1997, oil and gas marketing. Oil and gas production operations are currently conducted principally in Oklahoma, Texas, Louisiana, Mississippi and Alabama. The Company acquired proved undeveloped oil and gas interests in the East Irish Sea effective October 30, 1998 (See Note 2). Included in oil and gas revenue are sales from 10 significant producing properties which aggregated approximately $2,700,000, $2,210,000, and $2,155,000 for the nine months ended April 30, 1997, and years ended April 30, 1998 and 1999, respectively.

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

     On May 1, 1997, Alliance completed its acquisition of LaTex Resources, Inc. ("LaTex"), a US independent oil and gas exploration and production company. As the LaTex shareholders had a controlling interest in the combined group, LaTex was treated as having acquired Alliance ("Reverse Acquisition"). Accordingly, in the consolidated financial statements for the period beginning May 1, 1997, the assets and liabilities of Alliance are recorded at fair values while the assets and liabilities of LaTex and its subsidiaries are recorded at their historical costs. The consolidated financial statements of the Company for the nine months ended April 30, 1997, reflect the results of operations and assets and liabilities of LaTex
     and its subsidiaries.   Adjustments have been made to reflect, in that
     period, the changes in the capital structure resulting from the acquisition. Earnings per share have been restated on the basis of the number of Alliance shares which, based on the exchange ratio used in the acquisition, represents the weighted average number of LaTex common shares outstanding in the relevant period.

     In these financial statements the "Group" refers to Alliance and its subsidiaries for periods ending on or after May 1, 1997 and to LaTex Resources, Inc. and its subsidiaries for periods ending on or before April 30, 1997.

     Financial Condition

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements during the nine months ended April 30, 1997 and the years ended April 30, 1998 and 1999, the Company incurred losses of $4,389,333; $4,728,923; and $34,463,502, respectively, continues to experience working capital deficits and is obliged to commence repayments on the borrowings on October 30, 2000. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. As described in note 7, the Company was not in compliance with certain covenants of its loan agreements at April 30, 1999, but a waiver was obtained for such violations. The Company has also reached agreement with its principal bank to amend certain provisions of the loan agreement to allow for additional borrowing capacity under Tranche B, to defer the borrowing base redetermination date from July 31, 1999 to December 31, 1999 and extend the repayment due date to July 31, 2001. The amendment does not, however, change the scheduled repayment dates of Tranche A which commence on October 30, 2000.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet is obligations on a timely basis, to continue to comply with the terms of its borrowing agreements, to obtain additional financing or refinancing as will be required and ultimately to attain profitability. Management believes it has a business plan that, if successfully executed, will achieve these objectives.

     Reporting Currency

     The current operations are in the oil and gas industry in the United States and the United Kingdom and are conducted through subsidiaries, LaTex Petroleum Corporation, Alliance Resources (USA) Inc., Germany Oil Company, Difco Limited, and Source Petroleum Inc. Transactions are conducted primarily in U.K. Sterling and US dollars. The directors consider that the US dollar is the functional currency of the Group and the Group's consolidated financial statements have been prepared in US dollars.

     Consolidation

     The consolidated financial statements comprise the financial statements of the Company and all other companies in which the Group's holding exceeds 50 percent. Transactions and balances between group companies are eliminated on consolidation.

     Earnings Per Share

     Basic loss per share has been computed by dividing the net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

     The effect of potential common shares (warrants, options and convertible subordinated unsecured loan notes) is anti-dilutive. Accordingly, diluted loss per share is not presented.

     Foreign Currency Translation

     The financial statements of companies of the Group whose functional currency is not US dollars are translated for consolidation purposes at the rate of exchange ruling at the balance sheet date. Exchange differences arising on the retranslation of net assets are reported as a component of stockholders' equity(deficit) in accumulated other comprehensive loss. In the underlying financial statements, transactions with third parties are translated into the functional currency at the exchange rate prevailing at the date of each transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into US dollars at the exchange rate prevailing at the balance sheet date. Any exchange gain or loss is dealt with through the consolidated statement of operations.

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

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     Oil and Gas Interests

     The Group follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are capitalized as tangible fixed assets. Such costs include lease acquisition costs, geological costs, the costs of drilling both productive and non-productive wells, capitalized interest, production equipment and related overhead costs. Capitalized costs, plus estimated future development costs, are accumulated in pools on a country-by-country basis and depleted using the unit-of-production method based upon estimated net proved reserve volumes. Reserve volumes are combined into equivalent units using approximate relative energy content.

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

     The Group performs a "ceiling test" calculation in line with industry practice. Costs permitted to be accumulated in respect of each cost pool are limited to the future estimated net recoverable amount from estimated production of proved reserves. Future estimated net recoverable amounts are determined after income taxes, discounting and using prices and cost levels at the balance sheet date.

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

     Stock Option Plan

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board
     (APB) Opinion No. 25, Accounting for Stock-Based

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     Compensation, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in future years if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

     Business Segments

     The Group adopted Financial Accounting Standard (FAS) 131 "Segment Disclosures and Related Information" during the year ended April 30, 1998. Prior to April 30, 1997, the Group sold a portion of its oil and gas production volumes through its oil and gas marketing subsidiary although the operations and net assets of that subsidiary were not separately managed. The Group considers itself to be involved in one business activity and does not meet the criteria established by FAS 131. Accordingly, information regarding marketing activities has not been included for any periods presented.

     Comprehensive Income (Loss)

     The Company has adopted Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has reported accumulated other comprehensive loss as a separate line item in consolidated balance sheets. The components of total comprehensive income (loss) for the periods consist of net losses and foreign currency translation.

     Significant Differences between U.S. and U.K. Accounting Principles

     The accounting policies used in the preparation of these financial statements conform with U.S. generally accepted accounting principles ("U.S. GAAP") which differ in certain respects from U.K. generally accepted accounting principles ("U.K. GAAP"). Differences which may have a significant effect on net loss and shareholders' deficit are set out below.


                                           Nine months ended      Year ended         Year ended
                                             April 30, 1997     April 30, 1998     April 30, 1999
                                             (in thousands)     (in thousands)     (in thousands)
                                           -----------------  -----------------  -----------------
       Effect on net loss--
          Net loss under U.S. GAAP              $(4,389)           $(4,729)           $(34,464)
          Ceiling test adjustment (a)                 -                  -              23,481
                                                -------            -------            --------
          Approximate net loss under U.K.
            GAAP                                $(4,389)           $(4,729)           $(10,983)
                                                =======            =======            ========

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

                                                                      April 30
                                                           ------------------------------
                                                                1998            1999
                                                           (in thousands)  (in thousands)
                                                           --------------  --------------
     Effect on shareholders deficit--
      Stockholders' equity under U.S. GAAP                     $2,183         $(16,637)
      Adjustments:
       Ceiling test (a)                                             -           23,481
       Convertible subordinated unsecured loan notes (b)        1,551            1,551
       Acquisition of Difco (c)                                     -            1,272
                                                               ------         --------
                                                               $3,734         $  9,667
                                                               ======         ========

     (a) Under U.S. GAAP, ceiling tests are calculated using prices prevailing at the year end. Under U.K. GAAP, a reasonable assessment of future prices is used. At April 30, 1999, the spot price for gas in the U.K. was significantly below management's reasonable expectation of future prices resulting in a significantly greater charge under U.S. GAAP than under U.K. GAAP.

     (b) Under U.S. GAAP, the convertible subordinated unsecured loan notes are treated as a liability. Under U.K. GAAP, the convertible subordinated unsecured loan notes are included as part of shareholders' equity as in substance their terms are economically equivalent to warrants with a zero strike price and Alliance has no obligation to transfer future economic benefit to the holder of the loan notes.

     (c) Under U.S. GAAP, the shares issued to the vendors of Difco are recorded at the more readily determinable value. Under U.K. GAAP, the shares are recorded at the value of the underlying interest in the East Irish Sea Interests.

     In addition there are a number of other classification and disclosure differences which do not impact net loss or shareholders' deficit.

(2)  Acquisition of Difco Limited and U.K. Interests

     On October 30, 1998, Alliance completed its acquisition of Difco Limited ("Difco"). Alliance acquired all of the capital stock of Difco and, indirectly, a contract to acquire 10% of Burlington Resources (Irish Sea) Limited's ("Burlington") interest in the East Irish Sea Properties ("U.K. Interests"). The Difco shareholders received 10,000,000 convertible shares valued at $7,208,000. Such value was derived based on the value of the underlying market value of the shares issued. The shares issued represented approximately 8.7% of the outstanding shares of the Company. The former Difco shareholders could receive up to 29.6% of the outstanding shares of the Company based upon the production from, or reserves attributable to, the U.K. Interests. The Company acquired, through Difco, 10% of Burlington's interest in the East Irish Sea Properties for cash consideration of approximately $17,800,000. The Company issued to its financial advisor 615,385 ordinary shares in payment of a fee of $330,000 incurred in connection with the transactions. The total acquisition cost, including transaction costs, was allocated to oil and gas properties.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Difco as if the acquisition had occurred as of the beginning of fiscal years 1998 and 1999, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition and amortization of deferred loan costs and debt discount. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Difco constituted a single entity during such periods.

                                                 (Unaudited)
                                        --------------------------------
                                             Year ended April 30
                                        --------------------------------
                                           1998                1999
                                        -----------         ------------
            Revenues                    $10,209,881         $  6,234,477
                                        ===========         ============
            Net loss                    $(7,760,657)        $(36,497,108)
                                        ===========         ============
            Loss per share              $     (0.15)        $      (0.77)
                                        ===========         ============

(3)  Acquisition of LaTex

     On May 1, 1997, Alliance, completed its acquisition of LaTex, whereby a newly formed wholly-owned subsidiary of Alliance merged with and into LaTex with LaTex being the surviving corporation for accounting purposes. In consideration the shareholders and warrant holders of LaTex received an aggregate of 21,448,787 shares of Alliance (the "New Alliance Shares") and warrants to purchase an additional 1,927,908 New Alliance Shares.

     As a result, after giving effect to a 40-to-1 reverse stock split of the Alliance ordinary shares, each shareholder of LaTex on May 1, 1997, received 0.85981 ordinary shares for each share of LaTex common stock,
     2.58201 ordinary shares for each share of the LaTex Series A preferred stock then held, 6.17632 ordinary shares for each share of LaTex Series B preferred stock then held, and a warrant to purchase 0.85981 share for each share of LaTex Common Stock subject to warrants.

     The purchase price was arrived at as follows:

       Value of 8,103,816 Alliance shares outstanding                $4,039,339
       Acquisition costs                                                871,000
                                                                     ----------
                                                                     $4,910,339
                                                                     ==========

     The value of the Alliance shares outstanding was arrived at by using the share price of LaTex at the time of announcement of the acquisition adjusted by the exchange ratio.

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
                                                                    -----------
                                                                    $ 4,910,339
                                                                    ===========

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     In connection with the acquisition, Alliance issued to Bank of America, the Company's principal lender, 156,250 ordinary shares and convertible subordinated unsecured loan notes convertible into 115,456 ordinary shares to settle fees of $200,000 and $150,000 payable upon restructuring of LaTex's bank debt. In addition the Company agreed to issue 116,895 ordinary shares to Rothschild Natural Resources, LLC in settlement of outstanding fees of $150,000.

     Alliance has also issued 1,343,750 ordinary shares, convertible subordinated unsecured loan notes convertible into 1,078,125 ordinary shares and 1,210,938 warrants to Bank of America in exchange for an overriding royalty interest in most of LaTex's properties held by Bank of America.

     The purchase price was allocated to oil and gas properties and has been arrived at as follows:


      Value of 1,343,750 ordinary shares and warrants issued $2,371,300 Value of convertible subordinated unsecured loan
      note issued                                                  1,400,700
                                                                  ----------
                                                                  $3,772,000
                                                                  ==========

(4)  Impairment of U.K. Interests

     As discussed in Note 1, the Company utilizes the full cost method of accounting for its oil and gas operations and performs a "ceiling test." The ceiling test limits the costs accumulated in respect of each cost pool to net amounts that can be recovered from the estimated production of proved reserves. The net amounts recovered are determined utilizing a 10% discount factor and pricing and cost levels at the balance sheet date.

     The U.K. Interests consist of proven reserves and the current development program is being conducted to produce these reserves. Although the Company intends to enter into term gas delivery contracts which would be expected to be at prices above the spot price at April 30, 1999, the Group does not have contracts in place at April 30, 1999 with purchasers and, accordingly, has utilized the spot market price to value such interests. The utilization of these factors has resulted in a ceiling test write-down of approximately $28,000,000 for U.S. GAAP purposes.

(5)  Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivables and accounts payable approximate the estimated fair value of those financial instruments due to their short maturities. The estimated fair value of the interest rate swap agreement, based on current market rates, approximated a net payable of $445,767 and $248,884 at April 30, 1998 and 1999, respectively. The estimated fair value of the commodity derivative instruments approximates a net receivable of $409,395 at April 30, 1998 and a net payable of $128,479 at April 30, 1999. The carrying value of long-term debt approximates to the fair value, as advised by the Group's bankers. See note 15.

     Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

(6)  Income Taxes

     Income taxes different from the amounts computed by applying the U.S. federal tax rate of 34% as a result of the following (in thousands):

                                                             Nine months
                                                                ended          Year ended         Year ended
                                                              April 30,         April 30,          April 30,
                                                                1997              1998               1999
                                                           ---------------  -----------------  -----------------

     Computed expected tax benefit                          $     (1,492)    $       (1,608)    $      (11,718)
     Increase in valuation allowance for                           1,301              6,792             11,296
       deferred tax, assets
     Net operating losses acquired                                     -             (5,513)                 -
     Other                                                           191                329                422
                                                                  -------            -------           --------
     Actual income tax benefit                              $           -    $             -    $             -
                                                                  =======            =======           ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below in thousands:

                                                                               1998                1999
                                                                         -----------------  ------------------
     Total deferred tax liabilities -
        Property and equipment                                                   $  1,754            $      -
                                                                                 --------            --------
     Deferred tax assets:
        Net operating and other loss carryovers                                    15,473              15,238
        Property and equipment                                                          -              10,034
        Investment write-downs                                                        917                 917
        Percentage depletion carryforward                                             390                 267
        Accrued expenses not deductible until paid                                    219                  85
                                                                                 --------            --------
     Total deferred tax assets                                                     16,999              26,541
        Valuation allowance                                                       (15,245)            (26,541)
                                                                                 --------            --------
     Net deferred tax assets                                                        1,754                   -
                                                                                 --------            --------
     Net deferred tax asset (liability)                                          $      -            $      -
                                                                                 ========            ========


     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The Group has net operating loss carryovers to offset future taxable earnings of approximately $44,000,000, including approximately $36,000,000 of losses limited under Section 382 of the Internal Revenue Code. If not previously utilized or limited, the net operating losses will expire in varying amounts from 2004 to 2019.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

(7)    Long-Term Debt

       Long-term debt at April 30, 1998 and 1999 consists of the following:

                                                           1998               1999
                                                       ------------        -----------

           BoA:
               Tranche A                                $         -        $18,500,000
               Tranche B                                          -         16,330,348
               Tranche C                                          -          5,000,000

           EnCap                                                  -         10,243,775

           Alliance Credit Agreement                     21,066,762                  -
                                                        -----------        -----------
                                                         21,066,762         50,074,123
               Less unamortized discount                          -          6,897,502
                                                        -----------        -----------
           Long-term debt                                21,066,762         43,176,621
               Less current portion                       2,275,000                  -
                                                        -----------        -----------
           Long-term debt less current portion          $18,791,762        $43,176,621
                                                        ===========        ===========

     Alliance entered into a Credit Agreement (the "Alliance Credit Agreement") with the Bank of America effective May 1, 1997, amending and restating the Group's previous credit agreement. A portion of the borrowings under the Alliance Credit Agreement bore interest, payable monthly, at a rate equal to the higher of the Bank of America Reference Rate plus 1% and the Federal Funds Rate plus 1-1/4%. Another portion of the borrowings bore interest, payable monthly, at a rate equal to the London Interbank Offered Rate plus 2%. The rate at April 30, 1998 was 7.875%. Principal payments were scheduled to commence on October 31, 1998. The note was scheduled to mature on March 31, 2000. Amounts outstanding were secured by mortgages which cover the majority of the Group's oil and gas properties.

     In connection with the Difco Acquisition (See Note 2), the Company entered into agreements with Bank of America National Trust & Savings Association ("BoA"), Alliance's principal lender and EnCap Equity 1996 Limited Partnership and EnCap Capital Investment Company PLC (collectively "EnCap") providing up to $64,750,000 in debt, as follows:

                BoA:
                  Tranche A                      $30,000,000
                  Tranche B                       20,000,000
                  Tranche C                        5,000,000
                                                 -----------
                                                  55,000,000
                EnCap                              9,750,000
                                                 -----------
                                                 $64,750,000
                                                 ===========


     Tranche A consists of a revolving credit facility secured by a first priority lien and security interest in all of the oil and gas properties of the Company. The Company's initial borrowing base is $18,500,000 and is redetermined semiannually on January 31 and July 31. Interest is at a rate determined by the Company from time to time, of either (i) the greater of BoA's reference rate and the federal funds effective rate plus 0.5%, or
     (ii) 2.0% above the current Interbank rate (7.5% at April 30, 1999).
     While any Tranche B loan is outstanding, the preceding margins will be increased by an additional 0.5% semi-annually on April 26 and on October 26 of each year. Interest is payable quarterly and principal is due in equal quarterly payments beginning October 30, 2000 and ending on October 30, 2003.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     Tranche B consists of a credit facility secured by a first priority lien and security interest in all of the oil and gas properties of the Company. Interest is at a rate determined by the Company from time to time, of either (i) BoA's Tranche B reference rate plus 2.0%, or (ii) 4.0% above the current Interbank rate (9.0% at April 30, 1999). The margins for all Tranche B loans will be increased by an additional 0.5% semi-annually on April 26 and on October 26 of each year. Interest is payable quarterly and principal is due in full on January 31, 2001.

     Tranche C consists of a credit facility secured by a first priority lien and security interest in all of the oil and gas properties of the Company. Interest is at a rate determined by the Company from time to time, of either (i) BoA's reference rate plus 5.0%, or (ii) 7.0% above the current Interbank rate (12.0% at April 30, 1999). Interest is payable quarterly and principal is due in equal quarterly payments beginning January 31, 2001 and ending on October 30, 2004. The BoA debt facility contains various covenants, including, but not limited to, maintenance of minimum current and interest coverage ratios, as defined in the agreement.

     EnCap debt is unsecured and bears interest at 10%. Interest is payable quarterly and principal is due in full on October 30, 2005. Until October 30, 2001, the Company has the option, in lieu of paying cash, of increasing the principal amount of the debt by the interest due.

     The Company paid BoA a cash fee of $700,000 and granted BoA warrants to purchase 3,275,000 ordinary shares at a price of 1p per share. The fair value of the warrants, $1,335,000, attaching to the debt was treated as a discount. In addition, the Company granted BoA an overriding royalty interest, valued at the value of the underlying oil and gas reserves, in the U.K. Interests of 0.3% beginning January 1, 2001. The overriding royalty interest will entitle BoA to receive payment equal to the specified percentage of the net revenues generated by the U.K. Interests. In connection with obtaining the debt financing from BoA, the Company was required to enter into commodity price risk management contract on terms that are mutually agreeable to BoA and the Company for a period not less than two years with respect to at least 50% of the Company's estimated producing reserves as of October 31, 1998. BoA also required the Company to enter into interest rate risk management contracts providing for a maximum interest rate of 9.0% on the notional amount projected to be outstanding on the revolving credit facility (See Note 2).

     In connection with the issuance of the EnCap debt, the Company sold EnCap 15,000,000 ordinary shares with a fair value of $6,360,000 for cash consideration. The difference was treated as a discount on the debt. The Company also issued EnCap Investments L.C. 545,454 shares in consideration of a fee of $292,000.

     The Company was not in compliance with certain covenants of the loan agreements, which included but were not limited to the maintenance of minimum levels of working capital and interest coverage. Prior to these violations causing an event of default, which would have resulted in an acceleration of the repayment of the loans, the Company obtained waivers from the lenders for all covenant violations. Effective July 30, 1999, the loan agreement was amended to revise the borrowing limit of Tranche B to $25,000,000 and reduce the limit of Tranche A to a similar amount. The due date of Tranche B was extended from January 31, 2001 to July 31, 2001. In addition, the date of the borrowing base and collateral value redetermination, scheduled to occur on July 31, 1999, was deferred until December 31, 1999.

     The revised schedule of contractual maturities of long-term debt at April 30, 1999 are as follows and do not include $5,000,000 borrowed under Tranche B subsequent to year end which is repayable during the year ending April 30, 2002:

                Year ending April 30, 2000     $            -
                                      2001          5,245,775
                                      2002         23,740,348
                                      2003          7,410,000
                                      2004          2,810,000
                                Thereafter         10,868,000

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     The Group capitalizes interest cost as a component of the North Sea U.K. Interests development program. The following is a summary of interest cost incurred:

                                                Nine Months ended                Year ended April 30
                                                    April 30
                                               -------------------    ---------------------------------------
                                                      1997                     1998                 1999
                                               -------------------      ------------------      -------------

              Interest cost capitalized                 $        -              $        -         $1,170,235
              Interest cost charged to income            2,102,933               2,573,646          3,354,627
                                                        ----------              ----------         ----------

                 Total interest cost incurred           $2,102,933              $2,573,646         $4,524,862
                                                        ==========              ==========         ==========

(8)  Savings and Profit Sharing Plan

     The Group maintains an employee savings and profit sharing plan (the Plan) which covers substantially all of its employees. The Plan is comprised of a 401(k) saving portion and a noncontributory defined contribution portion. Employees are qualified to participate after approximately one year of service. Participating in the 401(k) plan is voluntary, and the Group matches contributions up to six percent of the employees' salary at a rate of 50 percent of the employee's contribution. The Group contributed $8,481, $9,243, and $17,523 to the plan during the nine months ended April 30, 1997, and the years ended April 30, 1998 and 1999, respectively.

     The noncontributory portion of the Plan allows the Group to share annual profits with employees. Annual payments to the Plan are elective. Management elected to make no contributions to the Plan for the nine months ended April 30, 1997 and the years ended April 30, 1998 and 1999. The Group is under no obligation to make contributions to the Plan in the future.

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

     On October 30, 1998, the Company entered into a capital reorganization plan that subdivided each ordinary share into one new ordinary share with a par value of 1 pence and 39 deferred shares with a par value of 1 pence each. The resulting ordinary shares have the same rights as the ordinary shares at 40 pence each. The deferred shares have no substantive rights, are not represented by certificates issued to shareholders, and may be redeemed by the Company by the payment of a total of 1 pence for all of the deferred shares.

(10) Stock Option Plans

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

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     Since May 1, 1997, the Group operates two employee share option schemes. Both schemes have similar terms, the principal terms being:
     --  any director or employee may be granted options over Shares;
     -- the subscription price will be no less than market price at the date of grant;
     -- options granted to an individual are limited such that the aggregate market value of shares subject to option taken together with the aggregate market value of shares which have been acquired under rights granted under the schemes in the previous ten years does not exceed four times cash salary;
     -- the exercise of options may be subject to performance tests. Long term options (exercisable after 5 years) may be subject to growth in earnings per share over the immediately preceding five years matching, exceeding growth in earnings per share of the companies ranked in the top 25 of the FTSE-100 share index, or growth in the Company's share price during the five year exercise period.

     A summary of the status of the share option schemes is as follows:

                                        Shares       Weighted average
                                                      service price
                                       ---------  ----------------------
          As at May 1, 1997                    -                 -
             Granted                     675,000        24.5 pence
             On acquisition of LaTex     237,500          80 pence
                                       ---------
          As at April 30, 1998           912,500        38.9 pence
             Granted                   2,365,000        13.5 pence
             Cancelled                  (175,000)         80 pence
                                       ---------
          As at April 30, 1999         3,102,500        17.2 pence
                                       =========

     Included in the options granted during the year ended April 30, 1999 were 1,700,000 long-term options which were subject to the Company's share price increasing three-fold during the five year exercise period of the options.

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

             Risk free interest rate           5.3%
             Expected life                     10 years
             Volatility                        5.93%

     At April 30, 1999, the Company also had outstanding 50,000 options to purchase shares at 300 pence per share which have been issued other than pursuant to the employee share options schemes.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

(11) Warrants

     On May 1, 1997 the Company issued warrants to subscribe for 1,927,908 ordinary shares of 40 pence each in exchange for the then outstanding warrants to subscribe for ordinary shares in LaTex. For periods ended on or before April 30, 1997, the warrants outstanding reflect the Alliance warrants issued on May 1, 1997, as though issued at the date of issue of the LaTex warrants for which the Alliance warrants were exchanged.

     Warrants to subscribe for 1,210,938 ordinary shares were issued to Bank of America as part consideration for the acquisition of the overriding royalty interest (see note 3). At April 30, 1998, the Company had outstanding 2,916,527 warrants.

     Warrants to subscribe to 3,275,000 common shares at a price of 1 pence per share were issued to Bank of America in connection with the Difco acquisition (see Note 7).

     In November, 1998, warrants to purchase 1,112,378 Ordinary Shares at a price equal to the sterling equivalent of $4.94 expired.

         Warrant series           Strike price           Last date for exercise        No. of shares

     Series "D"                      $0.87                  March 31, 2001                 287,119
     Series "E"                      $0.87                 October 31, 2001                 30,953
     Series "F"                      $1.40                 December 16, 2002               275,139
     Series "G" (BOA)        (Pounds) 1.00                  April 30, 2007               1,210,938
     Series "H"                       1 p.                 October 31, 2009              3,275,000
                                                                                         ---------
                                                                                         5,079,149
                                                                                         ---------

(12) Convertible Subordinated Unsecured Loan Notes

     At April 30, 1998 and 1999 the Group had outstanding loan notes convertible into 1,193,581 ordinary shares of which loan notes convertible into 1,078,125 ordinary shares were issued in part consideration for the acquisition of the overriding royalty interest amounting to $1,400,700 (see note 3) and loan notes convertible into 115,456 ordinary shares were issued to settle restructuring and arrangement fees of $150,000 in connection with the LaTex acquisition. The loan notes, which are non-interest bearing, are convertible by the holders (on the payment of a nominal cash consideration) any time up to ten years following their date of issue. They are convertible in the following six months on like terms at the option of the Company. Any loan notes not converted prior to the date ten years and six months from issue will be repaid on that date at an amount equal to twice the amount paid up on the notes.

(13) Contingencies and Commitments

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

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     The Group leases office space and certain property and equipment under various lease agreements. As of April 30, 1999, future minimum lease commitments were approximately as follows:

                 Year Ending April 30
                 --------------------
                       2000                  $  193,701
                       2001                     196,905
                       2002                     200,098
                       2003                     203,301
                       2004                      16,964

     Rent expense under all operating leases was $160,780, $252,627, and $251,447 during the nine months ended April 30, 1997, and the years ended April 30, 1998 and 1999, respectively.

(14) Related Party Transactions

     The Group, prior to May 1, 1997, has made loans to certain officers, directors and stockholders. During the nine months ended April 30, 1997, the board of directors forgave $391,218, of notes and accrued interest, due from directors and former officers of the Group. This amount is included in general and administrative expenses.

     During the year ended April 30, 1998, the Company received $123,000 of proceeds from the sale of 10,351,966 shares in the Company which had previously been owned by the former Chief Executive of the Company. The right to receive the proceeds from the sale of the shares arose from a settlement agreed between the Company and Mr. O'Brien following the discovery that the Company had suffered a financial loss as a result of a number of transactions involving Mr. O'Brien or parties connected with him.

(15) Derivatives

     Oil and Gas

     Effective May 15, 1997, the Group terminated a previously existing oil and gas pricing derivative at a cost of $1,128,000 settled by an increase in the Bank of America loan. The loss relating to the buy-out was recognized in its entirety during the year ended April 30, 1998, consequent upon the Group entering into a new price protection agreement.

     On October 23, 1997, the Group entered into commodity price hedge agreements to protect against price declines which may be associated with the volatility in oil and gas spot prices. The commodity price hedges were achieved through the purchase of put options (floors) by the Group, and the associated premium cost was funded by additional drawdowns under the current credit agreement. The commodity price hedges covered 32,000 bbls and 100,000 MMBTUs per month for the year to October 31, 1998, and covered in excess of 90% of the Group's current monthly sales volumes. The floors equated to approximately $18.50/bbl Nymex WTI contract and $2.20/MMBTU Nymex Natural Gas contract. On October 31, 1998, the Group's commodity price hedge agreements expired.

     During February 1999, the Company completed a transaction to hedge approximately 65% of its existing monthly gas production by installing a floor of $1.60/MMBTU and a cap of $2.07/MMBTU (NYMEX Natural Gas). During April 1999, the Company completed a transaction to hedge approximately 40% of its existing monthly oil production by installing a floor of $12.00/barrel (NYMEX WTI). This commodity price hedge agreement will protect the Company from any severe declines in oil and gas prices until expiration on October 31, 1999.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     Interest

     The Group is required, by agreement with its primary lender (see Note 7) to participate in an interest rate protection program, for interest on the debt payable to the primary lender until March 31, 2000. Interest is hedged to achieve a fixed rate of 7.49% calculated on a monthly basis based on a fixed amortization schedule determined on loan origination. The notional principal is reduced each month by $365,000. The notional principal outstanding at April 30, 1999 was $13,784,000 and this will have reduced at termination to $9,769,000. The hedging gains/losses are included in interest expense.

(16) Disposition of Oil and Gas Properties

     During the nine months ended April 30, 1997 and the years ended April 30, 1998 and 1999, the Group sold oil and gas properties for approximately $1,500,000, $5,600,000 and $1,742,000, respectively. Proceeds of such sales were credited to the full cost pool.

(17) Supplemental Financial Information for Oil and Gas Producing Activities (Unaudited)

     Results of Operations from Oil and Gas Producing Activities

     The following sets forth certain information with respect to the Group's results of operations from oil and gas producing activities for the nine months ended April 30, 1997 and the years ended April 30, 1998 and 1999. All of the Group's oil and gas producing activities are located within the United States.


                                                                   1997             1998                1999
                                                              (in thousands)    (in thousands)      (in thousands)
                                                              --------------    --------------      --------------
Revenues                                                       $    5,698        $   10,210           $   6,234

Production costs                                                   (2,550)           (4,849)             (2,770)
Gross production taxes                                               (567)             (657)               (326)
Depreciation, depletion and impairments                            (1,457)           (2,571)            (29,931)
Loss on termination of derivative contract                              -            (1,128)                  -
                                                              -----------       -----------          ----------
   Income (loss) from operations before income taxes                1,124             1,005             (26,793)
Income tax expense                                                      -                 -                   -
                                                              -----------       -----------          ----------
   Results of operations (excluding corporate                  $    1,124        $    1,005           $ (26,793)
     overhead and interest costs)                             ===========       ===========          ==========


                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES

     Capitalized Costs and Cost Incurred Relating to Oil and Gas Activities

                                                   1997                1998                1999
                                              (in thousands)      (in thousands)      (in thousands)
                                          -------------------  ------------------  -------------------
     United States                            $      36,107         $    43,200         $    42,902
     United Kingdom                                       -                   -              31,054
                                                  ---------           ---------           ---------
      Total capitalized costs                        36,107              43,200              73,956
     Less accumulated depreciation,                   9,432              13,571              43,842
       depletion and impairments                  ---------           ---------           ---------
     Net capitalized costs                    $      26,675         $    29,629         $    30,114
                                                  =========           =========           =========

     Costs incurred during the year:
      Exploration costs:
         United States                        $           -         $         -         $         -
         United Kingdom                                   -                   -                   -
                                                  ---------           ---------           ---------
                                              $           -         $         -         $         -
                                                  =========           =========           =========

     Development costs:
       United States                          $         348         $     1,821         $       974
                                                          -                 276               3,535
                                                  ---------           ---------           ---------
       United Kingdom                         $         348         $     2,097         $     4,509
                                                  =========           =========           =========

     Purchase of minerals in place:
       United States                          $           -         $     9,041         $       125
       United Kingdom                                     -                   -              29,625
                                                  ---------           ---------           ---------
                                              $           -         $     9,041         $    29,750
                                                  =========           =========           =========

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

     The following is an analysis of the Group's proved oil and gas reserves.

                                                              United States                  United Kingdom
                                                 ---------------------------------------  --------------------
                                                     Oil (Mbbls)          Gas (MMcf)           Gas (MMcf)
                                                 -------------------  ------------------  --------------------

     Proved reserves at July 31, 1996                    6,353.0              28,172                     -
     Revisions of previous estimates                       417.7                (577)                    -
     Production                                           (190.0)             (1,640)                    -
                                                       ---------            --------            ----------
     Proved reserves at April 30, 1997                   6,580.7              25,955                     -

     Revisions of previous estimates                      (735.5)              2,149                     -
     Production                                           (396.2)             (1,689)                    -
     Purchases of reserves-in-place                      1,335.7               4,173                     -
     Sales of reserves-in-place                           (290.4)             (4,266)                    -
                                                       ---------            --------            ----------
     Proved reserves at April 30, 1998                   6,494.3              26,322                     -

     Purchase of reserves-in-place                             -                   -                73,870
     Revisions of previous estimates                     2,624.7              (1,125)              (64,137)
     Production                                           (278.1)             (1,402)                    -
     Sales of reserves-in-place                           (133.6)               (943)                    -
                                                       ---------            --------            ----------
     Proved reserves at April 30, 1999                   8,707.3              22,852                 9,733
                                                       =========            ========            ==========

     Proved developed reserves at:
      April 30, 1997                                     5,166.9              25,461                     -
                                                       =========            ========            ==========
      April 30, 1998                                     3,773.7              22,632                     -
                                                       =========            ========            ==========
      April 30, 1999                                     6,000.7              19,519                     -
                                                       =========            ========            ==========

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

     Future income tax expenses are estimated using the statutory tax rate of 34% and 30% in the United States and United Kingdom, respectively. Estimates for future general and administrative and interest expense have not been considered.

     The estimated standardized measure of discounted future cash flows (in thousands) follows:

                                                                    U.S.                               U.K.
                                                 --------------------------------------------     -------------
                                                     1997            1998             1999             1999
                                                 ------------    ------------    ------------     -------------
         Future cash inflows                      $   139,587     $   131,858     $   167,154      $     13,981
         Future production and                        (64,086)        (48,683)        (73,970)          (10,055)
          development costs                      ------------    ------------    ------------     -------------

         Future net cash inflows before                75,501          83,175          93,184             3,926
          income tax expense
         Future income tax expense                    (11,477)        (10,444)        (18,416)                -
                                                 ------------    ------------     ------------    -------------
         Future net cash flows                         64,024          72,731          74,768             3,926
         10% annual discount for estimated            (28,656)        (27,625)        (39,899)           (1,132)
          timing of cash flows                   ------------    ------------     ------------    -------------

         Standardized measure of discounted       $    35,368     $    45,106      $    34,869     $      2,794
          future net cash flows                  ============    ============    ============     =============


The changes in standardized measure of discounted future net cash flows (in thousands) follows:



                                                                           U.S.                                 U.K.
                                                      ------------------------------------------------     --------------
                                                       Nine months
                                                          ended          Year ended       Year ended        Year ended
                                                      April 30, 1997   April 30, 1998   April 30, 1999     April 30, 1999
                                                      --------------   --------------   --------------     --------------
         Beginning of period                           $      43,889    $      35,368    $      45,106      $           -
         Increases (decreases)
           Sales, net of production costs                     (4,074)          (4,338)          (2,765)                 -
           Net change in sales prices, net of
                 production costs                            (12,690)           7,671           (1,903)           (10,205)
           Changes in estimated future
                 development costs                              (280)          (1,161)            (924)              (134)
           Revisions of previous quantity estimates            1,282           (1,778)          12,115             (4,254)
           Accretion of discount                               5,350            3,963            4,856                827
           Net change income taxes                             5,345              813           (2,700)                 -
           Purchases of reserves-in-place                          -           12,720                -             16,560
           Sales of reserves-in-place                              -           (4,975)          (1,875)                 -
           Changes of production rates
               (timing) and other                             (3,454)          (3,177)         (17,041)                 -
                                                      --------------   --------------   --------------    ---------------

         End of period                                 $      35,368    $      45,106    $      34,869      $       2,794
                                                      ==============   ==============   ==============    ===============