Form 10-Q
period 1999-07-31
ALLIANCE RESOURCES PLC
filed 1999-09-14
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       XX  SECURITIES   EXCHANGE OF 1934
      ----

           For the quarterly period ended July 31, 1999

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
Yes    X      No
     ----        ----

     As of August 31, 1999, there were 47,487,142 shares of the Registrant's ordinary shares outstanding and 10,000,000 shares outstanding of the Registrant's convertible restricted voting stock.

PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements                                           Page
             Consolidated Condensed Balance Sheets as of
             July 31, 1999 and April 30, 1999                                  2

             Consolidated Condensed Statements of Operations
             for the three months ended July 31, 1999 and 1998                 4

             Consolidated Condensed Statement of Stockholders' Deficit and
             Comprehensive Income for the three months ended July 31, 1999     5

             Consolidated Condensed Statements of Cash Flows
             for the three months ended July 31, 1999 and 1998                 6

             Notes to Consolidated Condensed Financial Statements              7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

  Item 3.    Quantitative and Qualitative Analysis on Market Risk             13


PART II - OTHER INFORMATION
             The information called for by Item 1. Legal Proceedings,
             Item 2. Changes in Securities, Item 3. Default Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders, Item 5. Other Information has been omitted as either inapplicable or because the answer thereto is negative.

  Item 6.    Exhibit and Reports on Form 8-K                                  15

SIGNATURES                                                                    16


           Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated, or predicted.

ITEM 1. Financial Statements

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets

                                                   July 31, 1999  April 30, 1999
ASSETS                                               (unaudited)    (audited)


Current assets:
   Cash                                              $ 4,289,099     $   286,158
   Accounts receivable                                 1,277,797       2,105,082
   Other current assets                                   65,071          59,837
                                                     -----------     -----------

   Total current assets                                5,631,967       2,451,077
                                                     -----------     -----------

Property and equipment, at cost:
   Oil and gas properties, full cost method
       United States                                  43,008,357     42,901,608
       United Kingdom                                 35,966,677     31,054,083
   Other depreciable assets                              894,900      1,095,147
                                                     -----------    -----------
                                                      79,869,934     75,050,838

   Less accumulated depreciation, depletion and      (46,888,367)   (44,695,726)
       impairments                                   -----------    -----------


   Net property and equipment                         32,981,567     30,355,112
                                                     -----------    -----------

Other assets:
   Deposits and other assets                             168,373        141,422
   Deferred loan costs, less accumulated
       amortization                                    3,077,262      3,215,384
                                                     -----------    -----------

                                                     $41,859,169    $36,162,995
                                                     ===========    ===========


    See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
               Consolidated Condensed Balance Sheets, continued



                                                   July 31, 1999  April 30, 1999
                                                     (unaudited)    (audited)
LIABILITIES AND
 STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                 $ 7,511,814     $ 7,238,502
   Accrued expenses payable                             768,531         833,750
                                                    -----------     -----------
       Total current liabilities                      8,280,345       8,072,252

Long-term liabilities:
   Long-term debt (net of discount of
     $6,516,897 and $6,897,502 at
     July 31, 1999 and April 30, 1999,
     respectively)                                   52,372,308      43,176,621
   Convertible subordinated
     unsecured loan notes                             1,550,700       1,550,700
                                                    -----------     -----------
       Total liabilities                             62,203,353      52,799,573

Stockholders' deficit:
   Ordinary Shares - par value 1 pence;                 768,823         768,823
     415,001,376 authorized; 47,487,142
     issued and outstanding at
     July 31, 1999 and April 30, 1999

   Deferred Shares - par value 1 pence;
     1,414,998,624 authorized; 1,217,155,912
     issued and outstanding at July 31, 1999
     and April 30, 1999                              19,611,767      19,611,767

   Convertible Shares - par value 1 pence;
     10,000,000 authorized; 10,000,000 issued
     and outstanding at July 31, 1999 and
     April 30, 1999                                     278,000         278,000

   Additional paid-in capital                        21,042,094      21,042,094
   Accumulated other comprehensive loss                 (17,553)        (17,391)
   Accumulated deficit                              (62,027,315)    (58,319,871)
                                                   ------------    ------------

       Total stockholders' deficit                  (20,344,184)    (16,636,578)
                                                   ------------    ------------

                                                   $ 41,859,169    $ 36,162,995
                                                   ============    ============



     See accompanying notes to consolidated condensed financial statements.

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                Consolidated Condensed Statement of Operations

                                               Three               Three
                                            Months Ended        Months Ended
                                           July 31, 1999        July 31, 1998
                                            (Unaudited)          (Unaudited)

Oil and gas revenue                        $ 1,486,861           $ 1,917,966

Operating expenses:
      Lease operating expense                  956,927               859,453
      Depreciation, depletion,
        and amortization                       402,355               509,355
      Impairment of oil and gas
        properties                           1,999,824                     -
      General and administrative
        expense                                736,098               750,262
                                          ------------           -----------
            Total operating expenses         4,095,204             2,119,070
                                          ------------           -----------


Net operating loss                          (2,608,343)            (201,104)

Other income (expense):
      Loss on sale of assets                         -                (9,184)
      Interest expense, net of
        interest capitalized                (1,119,792)             (668,450)
      Interest income                            6,377                 5,259
      Miscellaneous income                      14,314                22,492
                                          ------------           -----------

Net loss from continuing
  operations before income taxes            (3,707,444)             (850,987)

Income tax expense                                   -                     -
                                          ------------           -----------

Net loss                                  $ (3,707,444)          $  (850,987)
                                          ------------           -----------

Loss per share for ordinary
  shareholders                            $      (0.07)          $     (0.03)
                                          ============           ===========

Weighted average number of
  shares outstanding                        52,487,142            31,209,408
                                           ===========           ===========



     See accompanying notes to consolidated condensed financial statements.




                                              ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                        Consolidated Condensed Statement of Stockholders' Deficit and Comprehensive Income
                                                 Three Months Ended July 31, 1999
                                                                                           Accumulated
                                                                             Additional       Other
                                      Ordinary     Deferred    Convertible    Paid-In    Comprehensive  Accumulated
                                       Shares       Shares       Shares        Capital    Income (Loss)   Deficit         Total
                                     --------    -----------    --------    -----------   ---------    ------------    ------------
Balance at April 30, 1999            $768,823    $19,611,767    $278,000    $21,042,094   $ (17,391)   $(58,319,871)   $(16,636,578)

Comprehensive income (loss):
   Foreign exchange                         -              -           -              -        (162)              -            (162)
   Net loss current period                  -              -           -              -           -      (3,707,444)     (3,707,444)
                                                                                                                       ------------
       Total comprehensive loss                                                                                          (3,707,606)
                                     --------    -----------    --------    -----------   ---------    ------------    ------------

Balance July 31, 1999                $768,823    $19,611,767    $278,000    $21,042,094   $ (17,553)   $(62,027,315)   $(20,344,184)
                                     ========    ===========    ========    ===========   =========    ============    ============


                              See accompanying notes to consolidated condensed financial statements.


                   ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows

                                                                                Three Months                       Three Months
                                                                                   Ended                               Ended
                                                                               July 31, 1999                      July 31, 1998
                                                                                (Unaudited)                         (Unaudited)
Cash flows from operating  activities:
  Net loss                                                                      $ (3,707,444)                           $ (850,987)
  Adjustments to reconcile net loss
     to net cash provided by
     (used in) operating activities:
        Depreciation, depletion and amortization                                     402,355                               509,355
        Impairment of oil and gas properties                                       1,999,824                                     -
        Other amortization                                                           552,412                               255,324
        Loss on sale of assets                                                             -                                 9,184
        Changes in assets and liabilities:
          Accounts receivable                                                        827,285                               348,061
          Accounts payable                                                           512,356                            (1,074,397)
          Accrued expenses payable                                                   (65,219)                              (11,834)
          Other assets                                                               (32,185)                               62,037
          Other liabilities                                                                -                              (136,058)
                                                                                ------------                            ----------
              Net cash provided by (used in) operating activities                    489,384                              (889,315)
                                                                                ------------                            ----------

Cash flows from investing activities:

  Purchases of property and equipment, including interest capitalized             (5,269,811)                             (266,233)
  Proceeds from sale of property and equipment                                         1,971                               379,809
  Deferred acquisition costs                                                         (33,866)                             (870,652)
                                                                                ------------                            ----------
              Net cash used in investing activities                               (5,301,706)                             (757,076)
                                                                                ------------                            ----------

Cash flows from financing activities:
  Payments on long-term debt                                                        (480,000)                                    -
  Proceeds from issuance of long-term debt                                         9,295,263                             1,500,000
                                                                                ------------                            ----------
              Net cash provided by financing activities                            8,815,263                             1,500,000
                                                                                ------------                            ----------
Net increase (decrease) in cash and cash equivalents                               4,002,941                              (146,391)
Cash and cash equivalents at beginning of period                                     286,158                               408,439
                                                                                ------------                            ----------
Cash and cash equivalents at end of period                                      $  4,289,099                            $  262,048
                                                                                ============                            ==========
Supplemental disclosures of cash flow information-
  Cash paid during the period for interest                                      $    870,238                            $  400,554
                                                                                ============                            ==========


     See accompanying notes to consolidated condensed financial statements.






A.  Summary of Significant Accounting Policies

Basis of Presentation
---------------------

Alliance Resources PLC (the "Company" or "Alliance") is organized as a public limited company under the laws of England and Wales. Alliance is a holding company of a group whose principal activities are the exploration, development, and production of oil and gas and the acquisition of producing oil and gas properties. Alliance was incorporated and registered under the laws of England and Wales on August 20, 1990.

The condensed consolidated financial statements of Alliance Resources PLC and its wholly-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of July 31, 1999, and for all interim periods presented. All adjustments are normal recurring accruals.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's April 30, 1999 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended April 30, 1999. The results of operations for the period ended July 31, 1999, are not necessarily indicative of the operating results to be achieved for the full year.

B.  Significant Events

The Company continues with its development activities in the East Irish Sea. During the recent quarter, $4.288 million has been spent on capital expenditures relating to these properties, financed primarily with drawdowns from the Company's debt facility. On July 23, 1999 the Company announced that the Dalton R2 well was successfully reentered and recompleted. The R2 well tested at a maximum flow rate of approximately 54 MMSCF/D on a 120/64 inch choke at 772 psig flowing tubing pressure. In the East Millom Field, the Millom Q1 well has been successfully reentered and recompleted. The Q1 well tested at a maximum flow rate of 18 MMSCF/D on a 68/64 inch choke at 725 psig flowing tubing pressure. The Dalton R1, R2 and Millom Q1 wells have been tied back to the North Morecambe Bay Platform, and first production began on August 10, 1999.

Effective July 30, 1999, the Company and its principal lender agreed to amend the terms of its credit agreement to allow for additional immediate borrowings of $5,000,000, to defer the date of the borrowing base redetermination from July 31, 1999 to December 31, 1999, and to defer the repayment date of a portion of the indebtedness from January 31, 2001 to July 31, 2001.

American Rivers Oil Company ("AROC") and Alliance announced that on July 22, 1999, they entered into a preliminary agreement, under which, subject to the satisfactory completion of various pre-conditions, a new subsidiary of AROC would make a share for share offer for Alliance. The principal conditions to the making of the offer are the filing of a registration statement with the Securities and Exchange Commission and due diligence conducted by both parties. If the share offer is completed, it is expected that the shares of the new company will be quoted on the U.S. OTC Bulletin Board and will not be listed on the London Stock Exchange. If the transaction is completed and all the Alliance shareholders accept the offer, the shareholders of Alliance would hold 98% and the shareholders of AROC would hold 2% of the enlarged group.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following is a discussion of the results of operations of the Company for the three months ended July 31, 1999.

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

                                                   Three Months Ended July 31
                                                   --------------------------
                                                      1998            1999
                                                   ----------      ----------

Net Sales Volumes:
     Oil (Mbbls)                                        66              67
     Natural Gas (MMcf)                                430             340
     Oil Equivalent (MBOE)                             139             124

Average Sales Prices:
     Oil (per Bbl)                                  $18.22          $12.07
     Natural Gas (per Mcf)                          $ 1.67          $ 2.02

Operating Expenses per
     BOE of Net Sales:
     Lease operating                                $ 5.64          $ 7.01
     Severance tax                                  $ 0.54          $ 0.72
     Depreciation, depletion, and amortization      $ 3.65          $ 3.25
     General and administrative                     $ 5.40          $ 5.95

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

Three Months Ended July 31, 1999 compared to the Three Months Ended
-------------------------------------------------------------------
July 31, 1998
-------------

Total revenues from the Company's operations for the quarter ended July 31, 1999 were $1,486,861 compared to $1,917,966 for the quarter ended July 31, 1998. Revenues decreased significantly over the comparable period a year earlier due principally to lower gas sales volumes and realized oil prices, property disposals and the depletion of producing reserves.

Net gas sales volumes decreased 11% from the same period in 1998. The remainder of the volume decrease is attributable to property sales completed during the quarter ended July 31, 1998.

Total operating expenses increased to $4,095,204 for the quarter ended July 31, 1999 compared to $2,119,070 for the same period in 1998. This increase was primarily due to impairment of the U.K. properties. Lease operating expenses were higher at $956,927 for the three month period ending July 31, 1999 compared to $859,453 for the same period in 1998 due to an increase of $280,000 in workover expenses from the 1998 period. Depreciation, depletion and amortization decreased to $402,355 from $509,355 a year earlier primarily as a result of lower sales volumes. General and administrative expenses decreased from $750,262 during the quarter ended July 31, 1998 to $736,098 for the quarter ended July 31, 1999. The decrease is a result of continuing efforts by management to reduce corporate overhead expenses.

A net operating loss of $3,707,444 was realized for the quarter ended July 31, 1999 compared to a net operating loss of $850,987 for the same period in 1998.

In summary, due to the above factors, the net loss for the quarter ended July 31, 1999 increased to $3,707,444 ($0.07 per share) compared to a net loss of $850,987 ($0.03 per share) for the same period in 1998.

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

Cash Flows and Liquidity.  At July 31, 1999, Alliance has current assets of
------------------------
$5.632 million and current liabilities of $8.280 million, which resulted in a net current deficit of $2.648 million. Since April 30, 1999, the net current deficit has decreased from $5.621 million. The $2.973 million decrease is primarily due to additional borrowings of $5.00 million made on July 30, 1999. Current liabilities at July 31, 1999 increased to $8.28 million compared to $8.072 million at April 30, 1999.

For the quarter ended July 31, 1999, net cash provided by the Company's operating activities was $.489 million compared to cash used of $.889 million
for the quarter ended July 31, 1998.   This was caused primarily by significant
payments of vendor payables in the quarter ended July 31, 1998.

Investing activities of the Company used $5.302 million in net cash flow for the quarter ended July 31, 1999 compared to $.757 million used for the quarter ended July 31, 1998. The increase was principally due to property expenditures of $5.004 million more than the 1998 period as a result of the U.K. property development program.

Financing activities provided $8.815 million for the quarter ended July 31, 1999 compared to $1.500 million for the quarter ended July 31, 1998, as a result of additional borrowings related to the U.K. property development program.

Overall, cash and cash equivalents increased by $4.003 million in the quarter ended July 31, 1999 compared to an decrease of $.146 million in the 1998 period as a result of the additional borrowings.

Capital Expenditures.  Currently, there are no material long-term commitments
--------------------
associated with the Company's U.S. capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow and proceeds from the sale of oil and gas properties to fund U.S. capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary U.S. capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations.

The timing of the Company's U.K. capital expenditures is determined annually by a budget prepared by the operator of the U.K. properties and approved by Alliance. Currently, there are material commitments for the 2000 fiscal year. Management believes that these commitments will be met by funds available under the Company's credit facility and internally generated cash flow. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. (This is a forward-looking statement; refer to the Cautionary Statement Regarding Forward Looking Statements).

Financing Arrangements.  The Company was not in compliance with certain
----------------------
covenants of its loan agreements, which included but were not limited to the maintenance of minimum levels of working capital and interest coverage. Prior to these violations causing an event of default, which would have resulted in an acceleration of the repayment of the loans, the Company obtained waivers from the lenders for all covenant violations. Effective July 30, 1999 the loan agreement was amended to revise the borrowing limit. This enabled the Company to borrow an additional $5,000,000 as of July 30, 1999. The due date of the Tranche B portion of the loan was extended from January 31, 2001 to July 31, 2001. In addition, the date of the borrowing base and collateral value redetermination scheduled to occur on July 31, 1999 was deferred until December 31, 1999.

Financial Condition. The accompanying financial statements have been prepared on
-------------------
a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company continues to incur losses, continues to experience working capital deficits and is obliged to commence repayments on the borrowings on October 30, 2000. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. The Company has reached agreement with its principal bank to amend certain provisions of the loan agreement to allow for additional borrowing capacity, to defer the borrowing base redetermination date from July 31, 1999 to December 31, 1999, and extend the repayment due date of the Tranche B portion of the loan to July 31, 2001. The amendment does not, however, change the other scheduled repayment dates which commences on October 30, 2000.

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

Seasonality.  The results of operations of the Company are somewhat seasonal due
------------
to fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter, and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

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

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for oil and gas received by the Company have fluctuated significantly in recent years, as noted in the following table.

                                                        Oil        Gas
                                                     ---------  ---------
     Year ended April 30, 1999                       $   13.20  $    1.79
     Year ended April 30, 1998                       $   15.75  $    2.36

During February 1999, the Company completed a transaction to hedge approximately 65% of its existing monthly gas production by installing a floor of $1.60/MMBTU and a cap of $2.07/MMBTU. This will protect the Company from any severe declines in natural gas prices until October 31, 1999, and conversely limit the benefit of prices in excess of the cap. During April 1999, the Company completed a transaction to hedge approximately 40% of its existing monthly oil production by installing a floor of $12.00/barrel. This will protect the Company from any severe declines in oil prices until October 31, 1999.

ISSUES RELATED TO THE YEAR 2000
-------------------------------

General.  The following Year 2000 statements constitute a Year 2000 Readiness
--------
Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date-sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Company: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan.  Alliance's Year 2000 Plan (the "Plan") has four phases: (i)
--------
assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately twelve months ago, the Company began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified Alliance's IT systems that must be updated or replaced in order to be Year 2000 compliant. Remediation, testing and implementation are scheduled to be completed by September 30, 1999, and the contingency plan phase of the Plan is scheduled to be completed by October 31, 1999. Alliance's assessment of the readiness of third parties whose IT systems might have an impact on Alliance's business has thus far not indicated any material problems.

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

Estimated Costs.  Although it is difficult to estimate the total costs of
---------------
implementing the Plan through January 1, 2000 and beyond, Alliance's preliminary estimate is that such costs will not be material. To date, the Company has determined that its IT systems are either compliant or can be made compliant for less than $50,000. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan would not differ materially from the estimated costs.

Potential Risks.  The failure to correct a material Year 2000 problem could
----------------
result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to Alliance's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect Alliance's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Alliance's results of operations, cash flow or financial condition. Although the Company is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk in its third party relationships is in connection with the transporting and marketing of the oil and gas produced by the Company. The Company is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although the purchasers and pipelines will not guaranty their state of readiness, the responses received to date have indicated no material problems. The Company believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months. Alliance's Year 2000 Plan is expected to significantly reduce Alliance's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by Alliance's development of contingency plans.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

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

Interest Rate Risks (non-trading). the Company uses both fixed and variable rate
---------------------------------
debts to partially finance operations and capital expenditures. As of July 31, 1999, the Company's debt consists of $48,389,521 in borrowings under its Credit Agreement which bear interest at a variable rate, and $10,499,684 in borrowings under its 10% Senior Subordinated Notes which bear interest at a fixed rate.
The Company hedges a portion of the risk associated with its variable rate debt through derivative instruments which consist of interest rate swaps and collars. Under the swap contracts, the Company makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce the Company's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate, which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $725,000 during the current fiscal year, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would not be offset by any increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the current fiscal year. A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair value of $0 in the Company's Senior Subordinated Notes from their fair value at July 31, 1999.

Commodity Price Risk (non trading).  The Company hedges a portion of the price
-----------------------------------
risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of collars and participating hedges. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of August 1, 1999, the Company had entered into derivative commodity hedges covering an aggregate of 30,000 barrels of oil and 240,000 MMbtu's of gas that extend through October 1999. Under these contracts, the Company sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the price in effect as of July 31, 1999, would cause a loss in income and cash flows of $342,992 during 1999, assuming that oil and gas production remain at current levels. This loss in income and cash flows would not be offset by any increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect.

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

                        None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Alliance Resources PLC



       /s/M. Humphries
       ---------------
  Michael Humphries, Finance Director

Date:  September 14, 1999