Form 10-Q
period 1999-10-31
ALLIANCE RESOURCES PLC
filed 1999-12-20
CIK 937568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   XX        SECURITIES EXCHANGE OF 1934
  ----
             For the quarterly period ended October 31, 1999

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ----      SECURITIES EXCHANGE ACT OF 1934


             For the transition period from ____________to ______________


                      Commission file number : 000-24691

                            Alliance Resources PLC
                            ----------------------
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
Yes    X      No
     -----      ----

     As of October 31, 1999, there were 47,487,142 shares of the Registrant's ordinary shares outstanding and 10,000,000 shares outstanding of the Registrant's convertible restricted voting stock.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements                                               Page
         Consolidated Condensed Balance Sheets as of
         October 31, 1999 and April 30, 1999                                 2

         Consolidated Condensed Statements of Operations
         for the six months ended October 31, 1999 and 1998                  3

         Consolidated Condensed Statement of Stockholders' Deficit
         And Comprehensive Income for the six months ended October 31, 1999  4

         Consolidated Condensed Statements of Cash Flows
         for the six months ended October 31, 1999 and 1998                  5

         Notes to Consolidated Condensed Financial Statements                6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

 Item 3. Quantitative and Qualitative Analysis on Market Risk                13


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

                   ALLIANCE RESOURCES Plc AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets





                                                    October 31, 1999        April 30, 1999
                                                        (unaudited)             (audited)
                                                     ----------------       --------------
                        ASSETS
Current assets:
Cash                                                    $  1,082,579           $    286,158
Accounts receivable - trade                                2,094,509              2,105,082
Other current assets                                          89,849                 59,837
                                                        ------------           ------------
                   Total current assets                    3,266,937              2,451,077
                                                        ------------           ------------
Property, plant, and equipment, at cost:
Oil and gas properties (using full cost method)
  US properties                                           43,081,616             42,901,608
  UK properties                                           37,794,604             31,054,083
Other depreciable assets                                     926,385              1,095,147
                                                        ------------           ------------
                                                          81,802,605             75,050,838
Less accumulated depreciation, depletion and impairments (48,355,774)           (44,695,726)
                                                        ------------           ------------
              Net property, plant and equipment           33,446,831             30,355,112
                                                        ------------           ------------
Other assets:
Deposits and other assets                                    413,997                141,422
Deferred loan costs, less accumulated amortization         2,868,718              3,215,384
                                                        ------------           ------------
                   Total other assets                      3,282,715              3,356,806
                                                        ------------           ------------
                                    TOTAL ASSETS        $ 39,996,483           $ 36,162,995
                                                        ============           ============
          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                        $  6,273,782           $  7,238,502
Current portion of long-term debt                          1,539,167                      -
Accrued expenses payable                                   1,888,136                833,750
                                                        ------------           ------------
                   Total current liabilities               9,701,085              8,072,252

Long-term Liabilities:
Long-term debt (net of discount of $6,207,528 and
     $6,897,502 at October 31, 1999 and April 30, 1999,
     respectively)                                        51,405,001             43,176,621
Convertible subordinated unsecured loan notes              1,550,700              1,550,700
                                                        ------------           ------------
                   Total liabilities                      62,656,786             52,799,573
                                                        ------------           ------------
Stockholders' deficit:
Ordinary shares - par value 1 pence;                         768,823                768,823
     415,001,376 authorized; 47,487,142 issued and
     outstanding at October 31, 1999 and April 30, 1999
Deferred shares - par value 1 pence;                      19,611,767             19,611,767
     1,414,998,624 authorized; 1,217,155,912 issued and
     outstanding at October 31, 1999 and April 30, 1999
Convertible shares - par value 1 pence;                      278,000                278,000
     10,000,000 authorized; 10,000,000 issued and
     outstanding at October 31, 1999 and April 30, 1999

Additional paid-in-capital                                21,042,094             21,042,094
Accumulated other comprehensive loss                         (17,553)               (17,391)
Accumulated deficit                                      (64,343,434)           (58,319,871)
                                                        ------------           ------------
         Total stockholders' deficit                     (22,660,303)           (16,636,578)
                                                        ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 39,996,483           $ 36,162,995
                                                        ============           ============

     See accompanying notes to consolidated condensed financial statements



                                              ALLIANCE RESOURCES Plc AND SUBSIDIARIES
                                          Consolidated Condensed Statement of Operations


                                                               Three              Three           Six                 Six
                                                            Months Ended      Months Ended      Months Ended        Months Ended
                                                          October 31, 1999  October 31, 1998  October 31, 1999   October 31, 1998
                                                          ----------------  ----------------  ----------------   -----------------
 Revenue:
 Oil and gas revenue                                         $ 3,311,774       $ 2,031,805    $ 4,798,635          $ 3,949,771

 Operating expenses:
 Lease operating expense                                       1,656,134           493,204      2,613,061            1,462,559
 Depreciation, depletion, and amortization                       967,407           632,697      1,369,762            1,142,052
 Impairment of oil and gas properties                            500,000                 -      2,499,824                    -
 General and administrative expense                              845,741           828,410      1,581,839            1,578,672
                                                            ------------      ------------   ------------          -----------

         Total operating expenses                              3,969,282         1,954,311      8,064,486            4,183,283
                                                            ------------      ------------   ------------          -----------

 Net operating income/(loss)                                    (657,508)           77,494     (3,265,851)            (233,512)
                                                            ------------      ------------   ------------          -----------
 Other income (expense):
 Loss on sale of assets                                                -                 -              -               (9,184)
 Interest expense, net of interest capitalized                (2,007,000)         (550,790)    (3,126,792)          (1,219,240)
 Write-off of deferred loan costs                                      -          (869,906)             -             (869,906)
 Interest income                                                   9,869             6,857         16,246               12,116
 Miscellaneous income/(expense)                                  338,520           (82,653)       352,834               49,741
                                                            ------------      ------------   ------------          -----------
 Net loss from continuing operations before
      income taxes                                            (2,316,119)       (1,418,998)    (6,023,563)          (2,269,985)

 Income tax expense                                                    -                 -              -                    -
                                                            ------------      ------------   ------------          -----------
              Net loss                                        (2,316,119)     $ (1,418,998)  $ (6,023,563)         $(2,269,985)
                                                            ============      ============   ============          ===========

 Loss per share for ordinary shareholders                    $     (0.04)     $      (0.05)  $      (0.11)         $     (0.07)
                                                            ============      ============   ============          ===========

 Weighted average number of shares outstanding                52,487,142        31,390,272     52,487,142           31,299,840
                                                            ============      ============   ============          ===========





 See accompanying notes to consolidated condensed financial statements



                    ALLIANCE RESOURCES Plc AND SUBSIDIARIES
        Consolidated Condensed Statement of Stockholders' Deficit and
                          Comprehensive Income/(Loss)
                       Six Months Ended October 31, 1999

                                                                                     Accumulated
                                                                                        Other
                                Ordinary    Deferred    Convertible    Additional    Comprehensive    Accumulated
                                 Shares      Shares       Shares     Paid-in-Capital Income (Loss)      Deficit        Total
                                ---------  ------------ -----------  --------------- -------------  -------------- --------------
Balance at April 30, 1999       $ 768,823  $ 19,611,767  $  278,000  $   21,042,094  $     (17,391) $  (58,319,871) $ (16,636,578)

Comprehensive income (loss):
     Foreign exchange                 -             -           -               -             (162)                          (162)
     Net loss current period          -             -           -               -              -       (6,023,563)     (6,023,563)
       Total comprehensive loss                                                                                        (6,023,725)
                                ---------  ------------ -----------  --------------- -------------  -------------- --------------
Balance at October 31, 1999     $ 768,823  $ 19,611,767  $  278,000  $    21,042,094 $     (17,553) $ (64,343,434) $  (22,660,303)
                                =========  ============ ===========  =============== =============  ============== ==============

     See accompanying notes to consolidated condensed financial statements

                    ALLIANCE RESOURCES PLC AND SUBSIDIARIES
                Consolidated Condensed Statement of Cash Flows

                                                                                          Six Months                  Six Months
                                                                                            Ended                       Ended
                                                                                       October  31, 1999           October 31, 1998
                                                                                         (unaudited)                 (unaudited)
Cash flows from operating activites:
        Net loss                                                                     $    (6,023,563)                $  (2,269,985)
        Adjustments to reconcile net loss to net cash
          used in operating activites:
               Depreciation, depletion and amortization                                    1,369,762                     1,142,052
               Impairment of oil and gas properties                                        2,499,824                           -
               Other amortization                                                          1,036,459                       351,744
               Gain on sale of assets                                                            -                           9,184
               Write-off of deferred loan costs                                                  -                         869,906
               Changes in assets and liabilities:
                  Accounts receivable                                                         10,573                       220,037
                  Accounts payable                                                          (209,324)                     (822,183)
                  Accrued expenses payable                                                 1,054,386                      (341,114)
                  Other assets                                                              (302,587)                      135,313
                  Other liabilities                                                              -                        (136,058)
                                                                                     ---------------                 -------------
                       Net cash used in operating activities                                (564,470)                     (841,104)
                                                                                     ---------------                 -------------

Cash flows from investing activities:
        Acquisition of Difco                                                                     -                     (19,680,356)
        Purchases of property and equipment, including interest capitalized               (7,718,834)                      (85,084)
        Proceeds from sale of property and equipment                                           1,971                       379,809
                                                                                     ---------------                 -------------
                       Net cash used in investing activities                              (7,716,863)                  (19,385,631)
                                                                                     ---------------                 -------------

Cash flows from financing activities:
        Payments on long-term debt                                                               -                     (22,566,762)
        Proceeds from issuance of long-term debt                                            (480,000)                   38,141,876
        Proceeds from notes payable                                                        9,557,754                     1,500,000
        Deferred loan costs                                                                      -                      (1,014,439)
        Proceeds from issuance of common stock                                                   -                       6,360,000
                                                                                     ---------------                 -------------
                       Net cash provided by financing activities                           9,077,754                    22,420,675
                                                                                     ---------------                 -------------

Net increase in cash                                                                         796,421                     2,193,940

Cash and cash equivalents at beginning of period                                             286,158                       408,439
                                                                                     ---------------                 -------------
Cash and cash equivalents at end of period                                           $     1,082,579                 $   2,602,379
                                                                                     ===============                 =============

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                                     $       935,762                 $   1,170,060
                                                                                     ===============                 =============

Supplemental schedules of noncash investing and financing activities:
        Convertible shares issued to Difco shareholders                              $           -                   $   7,208,000
        Ordinary shares issued for settlement of advisory and banking fees                       -                         772,000
        Overriding royalty interest conveyed to bank                                             -                       2,100,000


     See accompanying notes to consolidated condensed financial statements

A.  Summary of Significant Accounting Policies

Basis of Presentation
---------------------

Alliance Resources PLC (the "Company" or "Alliance") is organized as a public limited company under the laws of England and Wales. Alliance is a London-based holding company of a group whose principal activities are the exploration, development, and production of oil and gas and the acquisition of producing oil and gas properties. Alliance was incorporated and registered under the laws of England and Wales on August 20, 1990. Alliance's corporate headquarters is located at 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

The condensed consolidated financial statements of Alliance Resources PLC and its wholly-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of October 31, 1999, and for all interim periods presented. All adjustments are normal recurring accruals.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's April 30, 1999 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended April 30, 1999. The results of operations for the period ended October 31, 1999, are not necessarily indicative of the operating results to be achieved for the full year.

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

Effective July 30, 1999, the Company and its principal lenders agreed to amend the terms of its credit agreement to allow for additional immediate borrowings of $5,000,000, to defer the date of the borrowing base and collateral value redetermination under Tranche A from July 31, 1999 to December 31, 1999, and to defer the repayment date of a portion of the indebtedness from January 31, 2001 to July 31, 2001.

American Rivers Oil Company ("American Rivers") and Alliance announced that on July 22, 1999, they entered into a preliminary agreement, under which a new subsidiary of American Rivers, (AROC) would make a share for share offer for Alliance.

On November 18, 1999, the American Rivers shareholders approved the merger of American Rivers with another new subsidiary of American Rivers. The merger was approved by the holders of more than 67% of the outstanding shares of American Rivers. As a result of the merger, one share of American Rivers has been converted into the right to receive 0.11 shares of the common stock of AROC.

On December 7, 1999, pursuant to the recommended offer made by AROC for all of the issued share capital of Alliance (the "Offer") acceptances in respect of 38,071,995 Alliance shares, representing 80.2% of the issued share capital of Alliance had been received. The Offer has now been declared unconditional in all respects. Pursuant to the terms of the Offer, AROC will continue to accept acceptances from Alliance shareholders until further notice, although Alliance shareholders who have accepted the Offer no longer have a right of withdrawal.

If AROC receives acceptances in respect of 90% or more of Alliance's issued share capital, AROC intends to pursue a process of compulsory acquisition of the remaining Alliance shares under sections 429-430F of the Companies Act 1985.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------

Results of Operations
---------------------

The following is a discussion of the results of operations of the Company for the six months ended October 31, 1999.

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


                                  Six Months Ended October 31
                                     1999              1998
                                  US     UK          US    UK
                                 -----------        -----------
Net Sales Volumes:
     Oil (Mbbls)                   156      -        154    -
     Natural Gas (Mmcf)            842    528        828    -
     Oil Equivalent MBOE)          296     88        292    -

Average Sales Prices (includes
hedging activity):
     Oil (per Bbl)              $13.44      -     $15.70    -
     Gas (per Mcf)              $ 2.16  $1.70     $ 1.88    -

Operating Expenses per
BOE of Net Sales:
     Lease operating            $ 7.04  $3.41     $ 4.36    -
     Severance tax              $  .77      -     $  .64    -
     Depreciation, depletion,
       and amortization         $ 3.25  $4.64     $ 3.91    -
     General and administrative $ 3.99  $4.56     $ 5.41    -

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



    Three Months Ended October 31, 1999 compared to the Three Months Ended
    ----------------------------------------------------------------------
                               October 31, 1998
                               ----------------

Total revenues from the Company's operations for the quarter ended October 31, 1999 were $3,311,774 compared to $2,031,805 for the quarter ended October 31, 1998. Revenues increased significantly over the comparable period a year earlier due principally to higher oil and gas prices, and additional revenues received from the UK properties which began producing in August 1999.

Total operating expenses increased to $3,969,282 for the quarter ended October 31, 1999 compared to $1,954,311 for the same period in 1998. This increase was primarily due to increases in lease operating expense and impairment attributable to the UK properties. Lease operating expenses were higher at $1,656,134 for the three-month period ending October 31, 1999 compared to $493,204 for the same period in 1998. This was due to increases in workover expenses associated with raising production volumes in order to take advantage of higher oil and gas prices, three months of expenses related to first production from the UK properties and increased production taxes due to higher oil and gas prices. Impairment of oil and gas properties amounted to $500,000 for the quarter ended October 31, 1999 compared to $0 for the same period in 1998 due to ceiling test limitations related to the UK properties.

A net operating loss of $657,508 was realized for the quarter ended October 31, 1999 compared to a net operating gain of $77,494 for the same period in 1998.

Interest expense increased from $550,790 for the quarter ended October 31, 1998, to $2,007,000 for the quarter ended October 31, 1999 as a result of the increase in long-term debt and the amortization of discounts related to long-term debt all of which related to the financing of the UK properties. The write-off of $869,906 of deferred loan costs related to the previous credit facility, which was replaced with a new facility in association with the acquisition of the UK properties. Miscellaneous income increased to $338,520 for the three months ended October 31, 1999, from miscellaneous expense of $82,653 for the three months ended October 31, 1998, due to the favorable settlement of a lawsuit.

In summary, due to the above factors, the net loss for the common shareholders for the quarter ended October 31, 1999 increased to $2,316,119 ($0.04 per share) compared to a net loss of $1,418,998 ($0.05 per share) for the same period in 1998.

       Six Months Ended October 31, 1999 compared to the Six Months Ended
       ------------------------------------------------------------------
                                October 31, 1998
                                ----------------

     Total revenue from the Company's operations for the six months ended October 31, 1999, was $4,798,635 compared to $3,949,771 for the six months ended October 31, 1998. Revenue increased significantly over the comparable period a year earlier due principally to higher oil and gas prices, and additional revenues received from the UK properties which began producing in August 1999.

     Total operating expenses increased to $8,064,486 for the six months ended October 31, 1999, compared to $4,183,283 for the same period in 1998. This increase was primarily due to the increases in lease operating expense, and impairment attributable to the UK properties. Lease operating expenses increased to $2,613,061 in the 1999 period compared to $1,462,559 for the six-month period ended October 31, 1998. This was due to increases in workover expenses associated with raising production volumes in order to take advantage of higher oil and gas prices, three months of expenses related to first production from the UK properties and increased production taxes due to higher oil and gas prices. Impairment of oil and gas properties amounted to $2,499,824 for the six-month period ended October 31, 1999, compared to $0 for the six-month period ended October 31, 1998, due to ceiling test limitations relating to the UK properties. Consequently, the net operating loss of $3,265,851 for the six-month period ended October 31, 1999, reflects an increase over the net operating loss of $233,512 for the six-month period ended October 31, 1998.

     The increase in net loss to $6,023,563 for the six-month period ended October 31, 1999, from $2,269,985 is due primarily to the factors mentioned above and the increase in interest expense. Interest expense increased to $3,126,792 for the six-month period ended October 31, 1999, from $1,219,240 for the 1998 period due to the increase in long-term debt and the amortization of discounts related to long-term debt all related to financing the UK properties. The write-off of $869,906 of deferred loan costs related to the previous credit facility, which was replaced with a new facility in association with the acquisition of the UK properties. Miscellaneous income increased to $352,834 for the six months ended October 31, 1999, from $49,741 in the 1998 period due to the favorable settlement of a lawsuit.

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

Cash Flows and Liquidity.  At October 31, 1999, Alliance had current assets of
------------------------
$3.267 million and current liabilities of $9.701 million, which resulted in a net current deficit of $6.434 million. Since April 30, 1999, the net current deficit has increased from $5.621 million to its current position of $6.434 million. Current liabilities at October 31, 1999, increased to $9.701 million compared to $8.072 million at April 30, 1999. The increase was due primarily to the increase in the current portion of long-term debt and the increase in accrued liabilities.

For the six months ended October 31, 1999, net cash used in the Company's operating activities was $.564 million compared to cash used of $.841 million for the six months ended October 31, 1998. This improvement is substantially due to the timing of collection of accounts receivable and payment of accounts payable in the six months ended October 31, 1999.

Investing activities of the Company used $7.717 million in net cash flow for the six months ended October 31, 1999 compared to $19.386 million used for the six months ended October 31, 1998. The decrease was principally due to the acquisition of Difco, which occurred during the six months ended October 31, 1998, offset by the capital expenditures incurred in the UK over the current six-month period. Financing activities provided $9.078 million in the six months ended October 31, 1999, compared to cash provided of $22.421 million in the six months ended October 31, 1998.

Overall, cash and cash equivalents increased by $.796 million in the quarter ended October 31, 1999 compared to an increase of $2.194 million in the 1998 period.

Capital Expenditures.  The timing of most of the Company's capital expenditures
--------------------
is discretionary. Currently, there are no material long-term commitments associated with the Company's U.S. capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow to fund U.S. capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its banking or other obligations, the Company may reduce the level of discretionary U.S. capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations.

The timing of the Company's U.K. capital expenditures is determined annually by a budget prepared by Burlington Resources and approved by Alliance. Currently, there is a commitment of $3,000,000 for the 2000 fiscal year. These commitments will be met by funds available under the Company's credit facility and internally generated cash flow. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. (This is a forward-looking statement; refer to the Cautionary Statement Regarding Forward Looking Statements).

Financing Arrangements.  The Company was not in compliance with certain
-----------------------
covenants of the loan agreements at July 30, 1999, which included but were not limited to the maintenance of minimum levels of working capital and interest coverage. At July 30, 1999, prior to these violations causing an event of default, which would have resulted in an acceleration of the repayment of the loans, the Company obtained waivers from the lenders for all covenant violations. Effective July 30, 1999 the loan agreement was amended to revise the borrowing limit of Tranche B to $25,000,000 and reduce the limit of Tranche A to a similar amount. This enabled the Company to borrow an additional $5,000,000 as of July 30, 1999. The due date of Tranche B was extended from January 31, 2001 to July 31, 2001. In addition, the date of the borrowing base and collateral value redetermination scheduled to occur on July 31, 1999 was deferred until December 31, 1999.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. As noted above the Company reached agreement with its principal lenders to amend certain provisions of the loan agreement to allow for additional borrowing capacity under Tranche B, to defer the borrowing base redetermination date under Tranche A from July 31, 1999, to December 31, 1999, and extend the repayment due date to July 31, 2001. The amendment does not, however, change the scheduled repayment dates of Tranche A, which commence on October 30, 2000.

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

The following table sets forth the average price (includes hedging activity) received by the Company.

                                            Oil     Gas-US    Gas-UK
                                          ------    ------    ------


     Six months ended October 31, 1999    $13.44     $2.16     $1.70
     Year ended April 30, 1999            $13.20     $1.79         -



During February 1999 the Company completed a transaction to hedge approximately 65% of its existing monthly gas production by installing a floor of $1.60/MMBTU and a cap of $2.07/MMBTU. This has protected the Company from any severe declines in natural gas prices and conversely limited the benefit of prices in excess of the cap. During April 1999 the

Company completed a transaction to hedge approximately 40% of its existing monthly oil production by installing a floor of $12.00/barrel. This has protected the Company from any severe declines in oil prices. Both of the above mentioned hedges expired on October 31, 1999.

The Company recently completed transactions to hedge approximately 33% of its monthly oil production by installing a floor of $19.00/barrel and a cap of $24.00/barrel through June 2000. The Company also completed a transaction to hedge approximately 65% of its monthly U.S. gas production by installing a floor of $2.40/MMBTU and a cap of $3.00/MMBTU through October 2000.

ISSUES RELATED TO THE YEAR 2000
-------------------------------

General. The following Year 2000 statements constitute a Year 2000 Readiness
-------
Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date-sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Company: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. Alliance's Year 2000 Plan (the "Plan") has four phases: (i)
---------
assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately fifteen months ago, the Company began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been completed and have identified Alliance's IT systems had to be updated or replaced in order to be Year 2000 compliant. Remediation, testing and implementation were completed by September 30, 1999, and the contingency plans phase of the Plan was completed by December 15, 1999. Alliance's assessment of the readiness of third parties whose IT systems might have an impact on Alliance's business has thus far not indicated any material problems.

With regard to Alliance's Non IT systems, the Company believes that most of these systems have been brought into compliance. Alliance's assessment of third party readiness has also been completed. Because the potential problem with Non IT systems involves embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Company has made formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

Estimated Costs. Although it is difficult to estimate the total costs of
---------------
implementing the Plan through January 1, 2000 and beyond, Alliance's preliminary estimate is that such costs will not be material. To date, the company has spent less than the budgeted $50,000 and does not foresee any significant additional costs going forward. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could
---------------
result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to Alliance's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect Alliance's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Alliance's results of operations, cash flow or financial condition. Although the Company is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk in its third party relationships is in connection with the transporting and marketing of the oil and gas produced by the Company. The Company is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although the purchasers and pipelines will not guaranty their state of readiness, the responses received to date have indicated no material problems. The Company believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months. Alliance's Year 2000 Plan is expected to significantly reduce Alliance's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by Alliance's development of contingency plans.

Cautionary Statement Regarding Forward-Looking Statements. In addition, the
---------------------------------------------------------
dates for completion of the phases of the Year 2000 Plan are based on Alliance's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Item 3.  Quantitative and Qualitative Analysis on Market Risk
-------------------------------------------------------------

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

The Company does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. The Company's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose the Company to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction. However, location basis differences between NYMEX prices and spot prices present the risk of an ineffective hedge.

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

Interest Rate Risks (non-trading). The Company uses both fixed and variable rate
---------------------------------
debts to partially finance operations and capital expenditures. As of October 31, 1999, the Company's debt consists of $48,389,521 in borrowings under its Credit Agreement which bear interest at a variable rate, and $10,762,175 in borrowings under its 10% Senior Subordinated Notes which bear interest at a fixed rate. The Company hedges a portion of the risk associated with its variable rate debt through derivative instruments which consist of interest rate swaps and collars. Under the swap contracts, the Company makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce the Company's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate, which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $484,000 during the current fiscal year, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $0 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for the current fiscal year. A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair value of $0 in the Company's Senior Subordinated Notes from their fair value at October 31, 1999.

Commodity Price Risk (non-trading).  The Company hedges a portion of the price
-----------------------------------
risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of collars and participating hedges. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of December 1, 1999, the Company had entered into derivative commodity hedges covering an aggregate of 52,500 barrels of oil and 825,000 MMbtu's of gas that extend through June and October 2000 respectively. Under these contracts, the Company sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the NYMEX contract price and a floating price which is based on spot market indices. Therefore, the Company is exposed to basis differences between NYMEX prices and spot prices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the price in effect as of October 31, 1999, would cause a loss in income and cash flows of $752,000 during the current fiscal year, assuming that oil and gas production remain at current levels. This loss in income and cash flows would be offset by a $0 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect.

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

    Alliance Resources PLC



         /s/M. Humphries
         ------------------------------------------
    Michael Humphries, Finance Director

Date:  December 20, 1999